Form 10-Q
period 1996-03-31
MICROTEST INC
filed 1996-05-10
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20666

                                 MICROTEST, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               86-0485884
         --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification no.)

                   4747 N. 22nd Street, Phoenix, Arizona 85016
                   -------------------------------------------
              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (602) 952-6400
       ------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X         NO
                               -----         -----

As of May 6, 1996, 8,116,227 shares of the registrant's common stock were outstanding.



                         This document contains 12 pages
                         -------------------------------

                                      INDEX
                                      -----

                                 MICROTEST, INC.

                                                                            Page
Facing Page                                                                   1

Index                                                                         2

PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets                                   3

      Condensed Consolidated Statements of Income                             4

      Condensed Consolidated Statements of Cash Flows                         5

      Notes to Unaudited Condensed Consolidated Financial Statements          6

Item 2 - Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                   7-9

PART II.  OTHER INFORMATION
- ---------------------------

Item 1 - Legal Proceedings                                                   10

Item 2 - Changes in Securities                                               10

Item 3 - Defaults Upon Senior Securities                                     10

Item 4 - Submission of Matters to a Vote of Security Holders                 10

Item 5 - Other Information                                                   10

Signatures                                                                   11

Exhibit 11 - Statement regarding computation of per share earnings           12

PART 1.  FINANCIAL INFORMATION

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                               March 30,        December 31,
                                                            1996 (unaudited)       1995
                                                            ----------------    ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 22,052        $ 19,907
   Accounts receivable - less allowance for doubtful
      accounts of $526 and $521, respectively                     12,652          15,857
   Inventories - net                                               6,833           6,814
   Prepaid expenses                                                  662             681
   Income taxes receivable                                         1,703           2,100
   Deferred income taxes                                           1,819           1,819
                                                                --------        --------
      Total current assets                                        45,721          47,178

PROPERTY, PLANT & EQUIPMENT - less accumulated
    depreciation of $4,154 and $3,841, respectively                3,176           3,212

INTANGIBLES                                                          336             448

DEFERRED INCOME TAXES                                                239             239
                                                                --------        --------

TOTAL                                                           $ 49,472        $ 51,077
                                                                ========        ========


                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $  2,759        $  4,757
   Accrued liabilities                                             1,814           2,411
   Accrued payroll and employee benefits                           1,064             882
                                                                --------        --------
     Total current liabilities                                     5,637           8,050

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value - authorized,
     15,000,000 shares; issued and outstanding,
     8,159,619 and 8,159,058 shares, respectively                      8               8
   Additional paid-in capital                                     32,546          32,546
   Retained income                                                12,110          11,455
   Common stock in treasury at cost - 53,529 shares
     and 63,834 shares, respectively                                (829)           (982)
                                                                --------        --------
     Total stockholders' equity                                   43,835          43,027
                                                                --------        --------

TOTAL                                                           $ 49,472        $ 51,077
                                                                ========        ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                         ------------------

                                                       March 30,   April 1,
                                                         1996       1995
                                                       ---------   --------

TOTAL REVENUES                                          $11,960   $12,643

TOTAL COST OF SALES                                       5,001     4,762
                                                        -------   -------

GROSS PROFIT                                              6,959     7,881

OPERATING EXPENSES:
   Sales and marketing                                    3,403     2,721
   Research and development                               1,611     1,546
   General and administrative                             1,060       960
                                                        -------   -------
     Total operating expenses                             6,074     5,227
                                                        -------   -------

INCOME FROM OPERATIONS                                      885     2,654

INVESTMENT INCOME - NET                                     215       281
                                                        -------   -------

INCOME BEFORE INCOME TAXES                                1,100     2,935

PROVISION FOR INCOME TAXES                                  393     1,059
                                                        -------   -------

NET INCOME                                              $   707   $ 1,876
                                                        =======   =======

NET INCOME PER COMMON AND
   EQUIVALENT SHARE                                     $  0.09   $  0.22
                                                        =======   =======

SHARES USED IN PER SHARE
   CALCULATION                                            8,200     8,556
                                                        =======   =======

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                   Three Months Ended
                                                                   ------------------

                                                                  March 30,    April 1,
                                                                    1996        1995
                                                                  --------    --------
OPERATING ACTIVITIES:
   Net Income                                                    $    707    $  1,876
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activites:
     Depreciation and amortization                                    382         361
     Changes in operating assets and liabilities:
       Accounts receivable                                          3,205      (1,393)
       Inventories                                                    (19)     (1,136)
       Prepaid expenses and other assets                               63         (30)
       Accounts payable                                            (1,998)       (153)
       Accrued liabilities                                           (598)       (217)
       Accrued payroll and employee benefits                          182          33
       Income taxes receivable                                        396        (386)
                                                                 --------    --------
Net cash provided by (used in) operating activities                 2,320      (1,045)
                                                                 --------    --------

INVESTING ACTIVITES:
       Purchases of equipment and leasehold
         improvements                                                (277)       (672)
                                                                 --------    --------
Net cash provided by (used in) investing activities                  (277)       (672)
                                                                 --------    --------

FINANCING ACTIVITIES:
       Proceeds from sale of common stock and treasury stock          102         458
       Reduction in income tax liability from disqualifying
         dispositions of incentive stock options and
         exercises of non-qualified stock options                    --           819
                                                                 --------    --------
Net cash provided by financing activities                             102       1,277
                                                                 --------    -- -----

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      2,145        (440)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     19,907      31,590
                                                                 --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 22,052    $ 31,150
                                                                 ========    ========

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      A. Principles of Consolidation - The consolidated financial statements include the accounts of Microtest, Inc. and its wholly-owned subsidiaries. The Company develops, markets, and supports products that make it easier to install, service, and manage local area networks ("LANs").

      B. For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end, with the fourth quarter ending on December 31, 1996.

      C.  Reclassifications  - Certain  reclassifications  have been made to the
      1995   consolidated   financial   statements   to   conform  to  the  1996
      presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
                           Qtr. End                                    Qtr. End
(In thousands)             3/30/96                 Change               4/1/95
- --------------------------------------------------------------------------------
Total Revenues             $11,960                 (5.4%)               $12,643
- --------------------------------------------------------------------------------

During three months ended March 30, 1996, total revenues decreased compared to the same period in 1995. The decrease was due primarily to inventory problems in the North American channel for PentaScanner(TM).

                            Qtr. End                                    Qtr. End
(In thousands)              3/30/96                Change                4/1/95
- --------------------------------------------------------------------------------
Gross Profit                $6,959                 (11.7%)               $7,881
% of Total
Revenues                      58.2%                                        62.3%
- --------------------------------------------------------------------------------

Gross profit decreased during the three months ended March 30, 1996, compared to the same period in 1995 primarily due to the Company's response to competitive pricing pressures.

                             Qtr. End                                   Qtr. End
(In thousands)               3/30/96               Change                4/1/95
- --------------------------------------------------------------------------------
Sales &                      $3,403                25.1%                 $2,721
Marketing
% of Total
Revenues                       28.5%                                       21.5%
- --------------------------------------------------------------------------------

For the three months ended March 30, 1996, sales and marketing expenses increased in absolute dollars and as a percentage of total revenues compared to the same period in 1995. The increase is due largely to an increased investment in sales force and increased promotional costs related to the introduction of enhancements of the Company's products.

                              Qtr. End                                  Qtr. End
(In thousands)                3/30/96              Change                 4/1/95
- --------------------------------------------------------------------------------
Research &                     $1,611               4.2%                 $1,546
Development
% of Total
Revenues                         13.5%                                     12.2%
- --------------------------------------------------------------------------------

Research and development expenses increased in absolute dollars and as a percentage of total revenues in the three months ended March 30, 1996, compared with the same period in 1995. The increase in absolute dollars is due primarily to increased compensation expense related to the hiring of a new executive as well as the expansion of research and development facilities located in California and Phoenix. To date, all of the Company's research and development expenses, including software development costs, have been expensed as incurred.

                              Qtr. End                                  Qtr. End
(In thousands)                3/30/96              Change                4/1/95
- --------------------------------------------------------------------------------
General and
Administrative                $1,060               10.5%                   $960
% of Total
Revenues                        8.8%                                        7.6%
- --------------------------------------------------------------------------------

General and administrative expenses increased in absolute dollars and as a percentage of revenues for the three months ended March 30, 1996, compared to the same period in the preceding year. The increase resulted from the settlement of a lawsuit originally filed in 1994.

                              Qtr. End                                  Qtr. End
(In thousands)                3/30/96              Change                 4/1/95
- --------------------------------------------------------------------------------
Income Taxes                    $393               (62.8%)               $1,059
Effective Tax Rate              35.7%                                      36.1%
- --------------------------------------------------------------------------------

The Company's effective tax rate decreased for the three months ended March 30, 1996, compared to the same period of the preceding year primarily due to the increased proportion of income derived from tax-exempt sources. The Company believes its effective tax rate would have been lower had the research and development tax credit formerly afforded under Section 41 of the Internal Revenue Code been renewed.

                             Qtr. End                                   Qtr. End
(In thousands)               3/30/96               Change                 4/1/95
- --------------------------------------------------------------------------------
Net Income                    $707                (62.3%)                $1,876
% of Total Revenues            5.9%                                        14.8%
- --------------------------------------------------------------------------------

Net income decreased in both absolute dollars and as a percentage of total revenues for the quarter ended March 30, 1996, compared to the same period in 1995 due primarily to the Company's response to competitive pricing pressures as well as increased sales and marketing costs.


Liquidity and capital resources
- -------------------------------

The Company has financed its operations primarily through operating cash flows and equity financings. At March 30, 1996, the Company had cash and cash equivalents of $22.1 million. This represents a $2.2 million increase in cash equivalents during the three months ended March 30, 1996. The Company does not anticipate significant capital expenditures and expects that existing cash balances and anticipated cash flows from operations will satisfy the Company's working capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
      None

Item 2. - Changes in Securities
      None .

Item 3. - Defaults Upon Senior Securities
      Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders
      None

Item 5. - Other Information

      None

Item 6. - Exhibits and Reports on Form 8-K

      a) Exhibit 11 - Statement regarding computation of per share earnings

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant



Date:  May 10, 1996                              /s/ Richard G. Meise
                                                 --------------------
                                                      Richard G. Meise
                                                      Chief Executive Officer




Date:  May 10, 1996                              /s/ Richard R. Douglas
                                                 ----------------------
                                                      Richard R. Douglas
                                                      Chief Financial Officer