Form 10-Q
period 1996-06-29
MICROTEST INC
filed 1996-08-09
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 29, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20666

                                 MICROTEST, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           86-0485884
- -------------------------------                              ----------------
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

                                  YES X  NO
                                     ---    ---
As of August 9, 1996, 8,122,537 shares of the registrant's common stock were outstanding.



                         This document contains 12 pages
                         -------------------------------

                                      INDEX
                                      -----

                                 MICROTEST, INC.

                                                                           Page
Facing Page                                                                 1

Index                                                                       2

PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets                                 3

      Condensed Consolidated Statements of Income                           4

      Condensed Consolidated Statements of Cash Flows                       5

      Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2 - Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                 7-9

PART II.  OTHER INFORMATION
- --------  -----------------

Item 1 - Legal Proceedings                                                 10

Item 2 - Changes in Securities                                             10

Item 3 - Defaults Upon Senior Securities                                   10

Item 4 - Submission of Matters to a Vote of Security Holders               10

Item 5 - Other Information                                                 10

Signatures                                                                 11

Exhibit 11 - Statement regarding computation of per share earnings         12

PART 1.  FINANCIAL STATEMENTS

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                            June 29,               December 31,
                                                        1996 (unaudited)              1995
                                                     -----------------------    ------------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $ 24,992                 $ 19,907
   Accounts receivable - less allowance for doubtful
      accounts of $391 and $521, respectively                14,383                   15,857
   Inventories - net                                          5,174                    6,814
   Prepaid expenses                                             480                      681
   Income taxes receivable                                      966                    2,100
   Deferred income taxes                                      1,819                    1,819
                                                           --------                 --------
     Total current assets                                    47,814                   47,178

PROPERTY, PLANT & EQUIPMENT - less accumulated
    depreciation of $4,466 and $3,841, respectively           3,259                    3,212

INTANGIBLES AND OTHER ASSETS                                    314                      448

DEFERRED INCOME TAXES                                           240                      239
                                                           --------                 --------
TOTAL                                                      $ 51,627                 $ 51,077
                                                           ========                 ========

                    LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $  3,016                 $  4,757
   Accrued liabilities                                        2,519                    2,411
   Accrued payroll and employee benefits                        892                      882
                                                           --------                 --------
     Total current liabilities                                6,427                    8,050

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value - authorized,
     15,000,000 shares; issued and outstanding,
     8,159,534 and 8,159,058 shares, respectively                 8                        8
   Additional paid-in capital                                32,519                   32,546
   Retained income                                           13,269                   11,455
   Common stock in treasury at cost - 39,338 shares
     and 63,834 shares, respectively                           (596)                    (982)
                                                           --------                 --------
     Total stockholders' equity                              45,200                   43,027
                                                           --------                 --------
TOTAL                                                      $ 51,627                 $ 51,077
                                                           ========                 ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended     Six Months Ended
                                                      -------------------    -------------------

                                                      June 29,    July 1,    June 29,    July 1,
                                                        1996       1995        1996       1995
                                                      --------   --------    --------   --------
TOTAL REVENUES                                        $ 13,320   $ 14,014    $ 25,280   $ 26,657

TOTAL COST OF SALES                                      5,664      5,526      10,665     10,289
                                                      --------   --------    --------   --------

GROSS PROFIT                                             7,656      8,488      14,615     16,368

OPERATING EXPENSES:
   Sales and marketing                                   3,424      3,082       6,827      5,804
   Research and development                              1,446      1,428       3,056      2,974
   General and administrative                              893      1,020       1,954      1,980
                                                      --------   --------    --------   --------
     Total operating expenses                            5,763      5,530      11,837     10,758
                                                      --------   --------    --------   --------

UNUSUAL ITEM - Purchased R&D                              --        8,326        --        8,326
                                                      --------   --------    --------   --------

INCOME FROM OPERATIONS                                   1,893     (5,368)      2,778     (2,716)

INVESTMENT INCOME - NET                                    197        341         411        622
                                                      --------   --------    --------   --------

INCOME BEFORE INCOME TAXES                               2,090     (5,027)      3,189     (2,094)

INCOME TAXES:
     Provision for income taxes                            774      1,213       1,167      2,272
     Income tax benefit related to purchased R&D          --       (3,210)       --       (3,210)
                                                      --------   --------    --------   --------
NET INCOME TAX (BENEFIT)/PROVISION                         774     (1,997)      1,167       (938)

NET INCOME                                            $  1,316   $ (3,030)   $  2,022   $ (1,156)
                                                      --------   --------    --------   --------

NET INCOME PER COMMON AND
   EQUIVALENT SHARE                                   $   0.16   $  (0.37)   $   0.24   $  (0.14)
                                                      --------   --------    --------   --------

SHARES USED IN PER SHARE
   CALCULATION                                           8,316      8,084       8,266      8,022
                                                      --------   --------    --------   --------

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                       Six Months Ended
                                                                ----------------------------

                                                                  June 29,          July 1,
                                                                    1996             1995
                                                                ----------       -----------
OPERATING ACTIVITIES:
    Net Income                                                   $  2,022         $ (1,156)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activites:
     Depreciation and amortization                                    664              411
     Unusual items net of related tax benefit                           -            5,116
     Deferred rent                                                      -              (10)
     Changes in operating assets and liabilities:
       Accounts receivable                                          1,474           (4,440)
       Inventories                                                  1,640           (1,251)
       Prepaid expenses and other assets                              289             (295)
       Accounts payable                                            (1,741)             255
       Accrued liabilities                                            108             (166)
       Accrued payroll and employee benefits                           10              227
       Income taxes receivable                                      1,134             (241)
                                                                 --------         --------
Net cash provided by (used in) operating activities                 5,600           (1,550)

INVESTING ACTIVITES:
       Purchases of equipment and leasehold
         improvements                                                (672)            (861)
       Acquisition of Optical Media International                      -            (4,650)
                                                                 --------         --------
Net cash provided by (used in) investing activities                  (672)          (5,511)
                                                                 --------         --------

FINANCING ACTIVITIES:
       Proceeds from sale of common stock and treasury stock          136              889
       Reduction in income tax liability from disqualifying
         dispositions of incentive stock options and
         exercises of non-qualified stock options                      21            1,111
       Purchase of treasury stock                                     -             (1,919)
                                                                 --------         --------
Net cash provided by financing activities                             157               81
                                                                 --------         --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      5,085           (6,980)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     19,907           31,590
                                                                 --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $24,992          $24,610
                                                                  =======          =======

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and the six months ended June 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

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


      D. In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" which will become effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 in its financial statements and will disclose in a footnote the pro forma effect on net income and earnings per share, as if the Company had applied the new Standard in its year-end financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             6/29/96        Change        7/1/95       6/29/96        Change        7/1/95
- -----------------------------------------------------------------------------------------------------------
Total Revenues            $ 13,320        (5.0%)       $ 14,014      $25,280        (5.2%)       $ 26,657
- -----------------------------------------------------------------------------------------------------------


During both the second quarter and the six months ended June 29, 1996, total revenues decreased compared to the same periods in 1995 due primarily to increased competition in the Category 5 cable testing market.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             6/29/96        Change        7/1/95       6/29/96        Change        7/1/95
- -----------------------------------------------------------------------------------------------------------
Gross Profit               $ 7,656        (9.8%)       $ 8,488       $ 14,615      (10.7%)       $ 16,368
% of Total Revenues          57.5%                       60.6%         57.8%                       61.4%
- -----------------------------------------------------------------------------------------------------------


Gross profit decreased during both the second quarter of 1996 and the six months ended June 29, 1996, compared to the same periods in 1995 primarily due to the Company's response to competitive pricing pressures and an increased focus on lower margin connectivity products.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             6/29/96        Change        7/1/95       6/29/96        Change        7/1/95
- -----------------------------------------------------------------------------------------------------------
Sales & Marketing          $3,424         11.1%         $3,082        $6,827        17.6%         $5,804
% of Total Revenues         25.7%                       22.0%         27.0%                       21.8%
- -----------------------------------------------------------------------------------------------------------


For both the quarter ended and the six months ended June 29, 1996, sales and marketing expenses increased in absolute dollars and as a percentage of total revenues compared to the same periods in 1995. The increase is due largely to the addition of personnel to bolster the Company's sales force.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             6/29/96        Change        7/1/95       6/29/96        Change        7/1/95
- -----------------------------------------------------------------------------------------------------------
Research & Development     $1,446          1.3%         $1,428        $3,056         2.8%         $2,974
% of Total Revenues         10.9%                        10.2%         12.1%                       11.2%
- -----------------------------------------------------------------------------------------------------------


Research and development expenses increased in absolute dollars and as a percentage of total revenues in both the second quarter and the six months ended June 29, 1996, compared with the same periods in 1995. The nominal increase in absolute dollars is due to inflation. To date, the Company has expensed all R&D costs as incurred.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             6/29/96        Change        7/1/95       6/29/96        Change        7/1/95
- -----------------------------------------------------------------------------------------------------------
General &                   $893         (12.5%)        $1,020        $1,954        (1.3%)        $1,980
Administrative
% of Total Revenues         6.7%                         7.3%          7.7%                        7.4%
- -----------------------------------------------------------------------------------------------------------

General and administrative expenses decreased in absolute dollars in both the second quarter and the six months ended June 29, 1996, compared to the same periods in 1995 due to increased cost control.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             6/29/96        Change        7/1/95       6/29/96        Change        7/1/95
- -----------------------------------------------------------------------------------------------------------
Income Taxes                $774         (36.2%)        $1,213        $1,167       (48.6%)        $2,272
(excluding income tax
benefit related to
purchased R&D)
Effective Tax Rate          37.0%                        36.8%         36.6%                       36.5%
- -----------------------------------------------------------------------------------------------------------


The Company's effective tax rate experienced a nominal increase during both the second quarter and the six months ended June 29, 1996, compared to the same periods of the preceding year primarily because the benefits of the research and development tax credit formerly afforded under Section 41 of the Internal Revenue Code were not available to date in 1996.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             6/29/96        Change        7/1/95       6/29/96        Change        7/1/95
- -----------------------------------------------------------------------------------------------------------
Net Income (Loss)          $1,316          143%        ($3,030)       $2,022         275%        ($1,156)
% of Total Revenues         9.9%                       (21.6%)         8.0%                       (4.3%)
- -----------------------------------------------------------------------------------------------------------


Net income increased in both absolute dollars and as a percentage of total revenues for both the second quarter and the six months ended June 29, 1996, compared to the same periods in 1995, which included a net of tax charge of $5.1 million of research and development charged off in connection with the acquisition of Optical Media International.

Liquidity and capital resources
- -------------------------------

The Company has financed its operations primarily through operating cash flows and equity financings. At June 29, 1996, the Company had cash and cash equivalents of $25.0 million. This represents a $5.1 million increase in cash equivalents during the six months ended June 29, 1996, due primarily to reductions in accounts receivable and inventory. The Company does not anticipate significant capital expenditures and expects that existing cash balances and anticipated cash flows from operations will satisfy the Company's working capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

      The Company is from time to time involved in legal proceedings of a character normally incident to its business, including various claims and pending actions against the Company seeking damages.

      The Company was a defendant in an action in the Maricopa County Superior Court in and for the State of Arizona entitled Chauncey Stephen Brambach, et. al. v. Microtest, Inc., Cause No. CV 94-18966. In July 1996, summary judgment was entered in favor of the Company.

Item 2. - Changes in Securities
      None .

Item 3. - Defaults Upon Senior Securities
      Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 14, 1996. The shareholders elected the following persons to serve three-year terms as directors of the company: David C. Bolles and Roger C. Ferguson. The votes for and against (withheld) each nominee were as follows:

Nominee                      Votes For           Votes Withheld
David C. Bolles              7,580,076              101,595
Roger C. Ferguson            7,571,426              110,245

Roger C. Ferguson, Richard G. Meise, Steven G. Mihaylo, William C. Turner and Dianne C. Walker continued as directors following the meeting.

Item 5. - Other Information
      None

Item 6. - Exhibits and Reports on Form 8-K

      a) Exhibit 11 - Statement regarding computation of per share earnings

      b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant



Date: August 13, 1996                       /s/ Richard G. Meise
                                            ------------------------------------
                                                       Richard G. Meise
                                                       Chief Executive Officer




Date: August 13, 1996                       /s/ Richard R. Douglas
                                            ------------------------------------
                                                       Richard R. Douglas
                                                       Chief Financial Officer
                                       11