Form 10-Q
period 1996-09-28
MICROTEST INC
filed 1996-11-12
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 28, 1996

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

As of October 30, 1996, 8,127,042 shares of the registrant's common stock were outstanding.



                         This document contains 13 pages
                         -------------------------------

                                      INDEX
                                      -----

                                 MICROTEST, INC.

                                                                          Page
Facing Page                                                                 1

Index                                                                       2

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets                                 3

      Condensed Consolidated Statements of Income                           4

      Condensed Consolidated Statements of Cash Flows                       5

      Notes to Unaudited Condensed Consolidated Financial Statements        6-7

Item 2 - Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                  7-10

PART II.  OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings                                                  10

Item 2 - Changes in Securities                                              11

Item 3 - Defaults Upon Senior Securities                                    11

Item 4 - Submission of Matters to a Vote of Security Holders                11

Item 5 - Other Information                                                  11

Item 6 - Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

Exhibit 11 - Statement regarding computation of per share earnings          13

PART 1.  FINANCIAL STATEMENTS

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                September 28,       December 31,
                                                                               1996 (unaudited)         1995
                                                                               ----------------     ------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $          28,291    $      19,907
   Accounts receivable - less allowance for doubtful
      accounts of $361 and $521, respectively                                            16,830           15,857
   Inventories - net                                                                      4,774            6,814
   Prepaid expenses                                                                         287              681
   Income taxes receivable                                                                  247            2,100
   Deferred income taxes                                                                  1,819            1,819
                                                                              -----------------    -------------
     Total current assets                                                                52,248           47,178

PROPERTY, PLANT & EQUIPMENT - less accumulated
    depreciation of $4,828 and $3,841, respectively                                       3,158            3,212

INTANGIBLES AND OTHER ASSETS                                                                202              448

DEFERRED INCOME TAXES                                                                       240              239
                                                                              -----------------    -------------

TOTAL                                                                         $          55,848    $      51,077
                                                                              =================    =============

                    LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $           4,954    $       4,757
   Accrued liabilities                                                                    3,201            2,411
   Accrued payroll and employee benefits                                                    990              882
                                                                              -----------------    -------------
     Total current liabilities                                                            9,145            8,050

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value - authorized,
     15,000,000 shares; issued and outstanding,
     8,159,682 and 8,159,058 shares, respectively                                             8                8
   Additional paid-in capital                                                            32,589           32,546
   Retained income                                                                       14,594           11,455
   Common stock in treasury at cost - 32,304 shares
     and 63,834 shares, respectively                                                       (488)            (982)
                                                                              -----------------    -------------
     Total stockholders' equity                                                          46,703           43,027
                                                                              -----------------    -------------

TOTAL                                                                         $          55,848    $      51,077
                                                                              =================    =============

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                            Three Months Ended                     Nine Months Ended
                                                     ---------------------------------    -----------------------------------

                                                      September 28,     September 30,      September 28,       September 30,
                                                          1996              1995               1996                1995
                                                     ---------------   ---------------    ---------------    ----------------
TOTAL REVENUES                                       $        13,007   $        15,154    $        38,287    $        41,811

TOTAL COST OF SALES                                            5,071             6,408             15,736             16,697
                                                     ---------------   ---------------    ---------------    ---------------

GROSS PROFIT                                                   7,936             8,746             22,551             25,114

OPERATING EXPENSES:
   Sales and marketing                                         3,323             3,272             10,150              9,076
   Research and development                                    1,586             1,563              4,642              4,537
   General and administrative                                  1,028             1,029              2,982              3,009
                                                     ---------------   ---------------    ---------------    ---------------
     Total operating expenses                                  5,937             5,864             17,774             16,622
                                                     ---------------   ---------------    ---------------    ---------------

UNUSUAL ITEM - Purchased R&D                                       -               450                  -              8,776
                                                     ---------------   ---------------    ---------------    ---------------

INCOME FROM OPERATIONS                                         1,999             2,432              4,777               (284)

INVESTMENT INCOME - NET                                          175               285                586                908
                                                     ---------------   ---------------    ---------------    ---------------

INCOME BEFORE INCOME TAXES                                     2,174             2,717              5,363                624

INCOME TAXES:
     Provision for income taxes                                  739             1,057              1,906              3,329
     Income tax benefit related to purchased R&D                   -              (180)                 -             (3,390)
                                                     ---------------   ---------------    ---------------    ---------------
NET INCOME TAX (BENEFIT)/PROVISION                               739               877              1,906                (61)

NET INCOME                                           $         1,435   $         1,840    $         3,457    $           685
                                                     ===============   ===============    ===============    ===============

NET INCOME PER COMMON AND
   EQUIVALENT SHARE                                  $          0.17   $          0.22    $          0.42    $          0.08
                                                     ===============   ===============    ===============    ===============

SHARES USED IN PER SHARE
   CALCULATION                                                 8,291             8,452              8,255              8,573
                                                     ===============   ======== ======    ===============    ===============

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                -------------------------------------

                                                                                 September 28,          September 30,
                                                                                     1996                  1995
                                                                                ---------------        --------------

OPERATING ACTIVITIES:
    Net Income                                                                  $        3,457         $          685
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activites:
     Depreciation and amortization                                                       1,101                    854
     Unusual items net of related tax benefit                                                -                  5,386
     Deferred rent                                                                           -                    (16)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                (973)                (8,323)
       Inventories                                                                       2,040                 (1,591)
       Prepaid expenses and other assets                                                   525                    (52)
       Accounts payable                                                                    197                    460
       Accrued liabilities                                                                 790                    (64)
       Accrued payroll and employee benefits                                               108                  1,046
       Income taxes payable                                                                  -                   (852)
       Income taxes receivable                                                           1,853                      -
                                                                                --------------         --------------
Net cash provided by (used in) operating activities                                      9,098                 (2,467)

INVESTING ACTIVITES:
       Purchases of equipment and leasehold
         improvements                                                                     (933)                (1,040)
       Acquisition of Optical Media International                                            -                 (4,650)
       Acquisition of Hotware                                                                -                   (450)
                                                                                --------------         --------------
Net cash provided by (used in) investing activities                                       (933)                (6,140)
                                                                                --------------         --------------

FINANCING ACTIVITIES:
       Proceeds from sale of common stock and treasury stock                               180                  2,192
       Reduction in income tax liability from disqualifying
         dispositions of incentive stock options and
         exercises of non-qualified stock options                                           39                  1,667
       Purchase of treasury stock                                                            -                 (1,919)
                                                                                --------------         --------------
Net cash provided by financing activities                                                  219                  1,940
                                                                                --------------         --------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                           8,384                 (6,667)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          19,907                 31,590
                                                                                --------------         --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       28,291         $       24,923
                                                                                ==============         ==============

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and the nine months ended September 28, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      A. Principles of Consolidation - The consolidated financial statements include the accounts of Microtest, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company develops, markets, and supports products that make it easier to install, service, and manage local area networks ("LANs").

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

2.    COMMITMENTS AND CONTINGENCIES

      In September and October 1996, two shareholder lawsuits were filed against the Company, Richard G. Meise, Richard R. Douglas and David C. Bolles in connection with reporting of interim results. The Company believes that the shareholders' lawsuits are without merit and it intends to vigorously defend against them.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenue, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations
---------------------

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             9/28/96        Change       9/30/95       9/28/96        Change       9/30/95
---------------------------------------------------------------------------------------------------------
Total Revenues            $ 13,007       (14.2%)       $ 15,154      $38,287        (8.4%)       $41,811
---------------------------------------------------------------------------------------------------------


During both the third quarter and the nine months ended September 28, 1996, total revenues decreased compared to the same periods in 1995 due primarily to increased competition in the Category 5 cable testing market.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             9/28/96        Change       9/30/95       9/28/96        Change       9/30/95
---------------------------------------------------------------------------------------------------------
Gross Profit               $ 7,936        (9.3%)       $ 8,746       $ 22,551       (10.2%)      $ 25,114
% of Total
Revenues                      61.0%                       57.7%          58.9%                       60.1%
---------------------------------------------------------------------------------------------------------

Gross profit decreased during the nine months ended September 28, 1996 compared to the same period in 1995 primarily due to the Company's response to competitive pricing pressures and an increased focus on lower margin connectivity products. However, gross profit improved during the third quarter of 1996 due to a change in the Company's discount structure stemming from the initiation of a new manufacturers' representative program near the end of the second quarter of 1996, Compas sales growth and increased software content in its connectivity products.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             9/28/96        Change       9/30/95       9/28/96        Change       9/30/95
---------------------------------------------------------------------------------------------------------
Sales &                    $3,323          1.6%         $3,272       $10,150        11.8%         $9,076
Marketing
% of Total
Revenues                     25.5%                        21.6%         26.5%                       21.7%
---------------------------------------------------------------------------------------------------------


For both the quarter ended and the nine months ended September 28, 1996, sales and marketing expenses increased in absolute dollars and as a percentage of total revenues compared to the same periods in 1995. The increase is due largely to the addition of personnel to bolster the Company's sales force, as well as the implementation of a new manufacturers' representative compensation program.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             9/28/96        Change       9/30/95       9/28/96        Change       9/30/95
---------------------------------------------------------------------------------------------------------
Research &                 $1,586          1.5%         $1,563        $4,642         2.3%         $4,537
Development
% of Total
Revenues                     12.2%                        10.3%         12.1%                       10.9%

Research and development expenses increased in absolute dollars and as a percentage of total revenues in both the third quarter and the nine months ended September 28, 1996, compared with the same periods in 1995. The nominal increase in absolute dollars is due to inflation and a higher number of prototypes developed during the third quarter. To date, the Company has expensed all R&D costs as incurred.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             9/28/96        Change       9/30/95       9/28/96        Change       9/30/95
---------------------------------------------------------------------------------------------------------
General &                  $1,028         (0.0%)        $1,029        $2,982        (0.8%)        $3,009
Administrative
% of Total
Revenues                      7.9%                         6.8%          7.8%                        7.2%
---------------------------------------------------------------------------------------------------------

General and administrative expenses remained relatively flat in absolute dollars in both the third quarter and the nine months ended September 28, 1996, compared to the same periods in 1995.


                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             9/28/96        Change       9/30/95       9/28/96        Change       9/30/95
---------------------------------------------------------------------------------------------------------
Income Taxes                $739         (30.1%)        $1,057        $1,906       (42.7%)        $3,329
(excluding income
tax benefit related to
purchased R&D)
Effective Tax
Rate                        34.0%                         33.4%         35.5%                       35.4%
---------------------------------------------------------------------------------------------------------

The Company's effective tax rate experienced a nominal increase during both the third quarter and the nine months ended September 28, 1996, compared to the same periods of the preceding year primarily because the benefits of the research and development tax credit formerly afforded under Section 41 of the Internal Revenue Code were not available throughout the entire nine months September 28, 1996.

                          Qtr. End                     Qtr. End       Y-T-D                       Y-T-D
(in thousands)             9/28/96        Change       9/30/95       9/28/96        Change       9/30/95
---------------------------------------------------------------------------------------------------------
Net Income                 $1,435         22.0%         $1,840        $3,457        404.7%         $685
% of Total
Revenues                     11.0%                        12.1%          9.0%                       1.6%
---------------------------------------------------------------------------------------------------------

Net income decreased in both absolute dollars and as a percentage of total revenues for the third quarter of 1996 as compared to the third quarter of 1995 and increased in both absolute dollars and as a percentage of total revenues for the nine months ended September 28, 1996 as compared to the same period in 1995. The decrease from the third quarter of 1996 as compared to the third quarter of 1995 is due primarily to a decrease in sales during the same time periods as discussed above. The nine months ended September 30, 1995 included a net of tax charge of $5.4 million of research and development charged off in connection with the acquisition of Optical Media International and Hotware.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations primarily through operating cash flows and equity financings. At September 28, 1996, the Company had cash and cash equivalents of $28.3 million. This represents a $8.4 million increase in cash equivalents during the nine months ended September 28, 1996, due primarily to reductions in inventory and income taxes receivable. The Company does not anticipate significant capital expenditures and expects that existing cash balances and anticipated cash flows from operations will satisfy the Company's working capital requirements for the foreseeable future.



PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
      In September and October 1996, the Company, Richard G. Meise, Richard R. Douglas and David C. Bolles were named as defendants in two shareholder lawsuits brought in the Maricopa County Superior Court for the State of Arizona, entitled James T. Zelloe, et al. v. Microtest, Inc. et al., Cause No. CV96-16655 and Richard Fluegel et al. v. Microtest, Inc. et al., Cause No. CV96-19144. The plaintiffs in these lawsuits purport to represent a class of plaintiffs who purchased the Company's common stock between April 13, 1995 and January 17, 1996. The plaintiffs allege, among other things, that certain statements made by the Company and its representatives, as well as the financial statements contained in the Company's Quarterly Reports on Form 10-Q filed during 1995, were false and misleading due to the Company's purported improper recognition of revenue on certain sales of products to distributors and resellers in violation of generally accepted accounting principles. More specifically, the plaintiffs allege that certain sales of products to distributors and resellers were contingent on resale and, as a result, the Company should not have recognized revenue on such sales and did not properly reserve for returns on such sales. Furthermore, according to the plaintiffs, the Company should have disclosed that future demand for its products would be constrained by the alleged excess levels of products held by its distributors as a result of the Company's purported contingent sales in 1995. The lawsuits include causes of action for securities fraud and common law fraud and seek unspecified damages and the recovery of attorneys' fees and costs. The Company maintains that its statements and financial statements were true and correct and that its recognition of revenue was proper and in accordance with generally accepted accounting principles. The Company believes that the shareholder class action lawsuits are without merit, and it intends to file a motion to dismiss the lawsuits and to vigorously defend against them.

      The Company is from time to time involved in other legal proceedings of a character normally incident to its business, including various claims and pending actions against the Company seeking damages.
                                       10

Item 2. - Changes in Securities
      None

Item 3. - Defaults Upon Senior Securities
      Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders
      None

Item 5. - Other Information

      On September 4, 1996, the Board of Directors accepted the resignation of David C. Bolles. Mr. Bolles founded Microtest in 1984 and has served on the Board since then.

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

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant



Date: November 8, 1996                             /s/ Richard G. Meise
                                                   ----------------------------
                                                   Richard G. Meise
                                                   Chief Executive Officer




Date: November 8, 1996                             /s/ Richard R. Douglas
                                                   ----------------------------
                                                   Richard R. Douglas
                                                   Chief Financial Officer