Form 10-K405
period 1996-12-31
MICROTEST INC
filed 1997-03-31
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ________________ to __________________

                         Commission File Number 0-20666


                                 MICROTEST, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                        86-0485884
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4747 North 22nd Street, Phoenix, Arizona                                   85016
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code      (602) 952-6400

Securities registered pursuant to Section 12(b) of the Act:    None




Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value                             Nasdaq National Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 14, 1997, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $54,955,471.



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         8,130,647 shares of Common Stock outstanding on March 14, 1997
--------------------------------------------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's Proxy Statement relating to its 1997 Annual Meeting of Shareholders (the "Proxy Statement") to be held on July 23, 1997 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS
                                                                            Page
PART
I..............................................................................4

     ITEM 1. BUSINESS..........................................................4
     ITEM 2. PROPERTIES.......................................................19
     ITEM 3. LEGAL PROCEEDINGS................................................19
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS..........................................................20

PART
II............................................................................21

     ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
             SECURITIES AND RELATED SHAREHOLDER MATTERS.......................21
     ITEM 6. SELECTED FINANCIAL DATA..........................................22
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................24
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................35
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE.......................................................52

PART
III...........................................................................52

     ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE
             COMPANY..........................................................52
     ITEM 11.EXECUTIVE COMPENSATION...........................................52
     ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT............................................52
     ITEM 13.CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.....................................................53

PART
IV............................................................................53

     ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K..............................................53

                                     PART I


ITEM 1.  BUSINESS.
         ---------

Introduction

         Microtest, Inc. ("Microtest" or the "Company") develops, markets and supports products that make it easier to use, manage and service Local Area Networks ("LANs"). The Company has developed and invested in two primary areas of the LAN market: network management products and network connectivity products. Historically, Microtest's primary product line has been a family of easy-to-use, handheld network management tools ("Scanners") that quickly pinpoint cable problems, certify whether LAN cabling will support a proposed network system and monitor network activity at the physical layer level. These devices operate across multiple cable types and network management systems and cost-effectively increase LAN productivity and reliability by reducing network downtime.

         In 1996, the Company's newest introductions in the network management product line included the PentaScanner(R)350 device, the only cable tester to support the advanced capabilities of the new, wider dynamic range cable types designed to operate at 350 MHz. Microtest also introduced the Internet COMPAS(TM) product, an option that runs on Microtest's Netware(R) COMPAS product and simplifies troubleshooting through the Internet and in local TCP/IP environments. The Company also introduced the MICROSCANNER(TM) device, a low-cost cable tester for verification and troubleshooting of new and installed twisted-pair cabling, and the Multi-Pair Tester(TM) device, a tool that offers quick continuity checks and pinpoints shorts, opens and crossed pairs on 25-pair cabling in data communications and telecommunications environments.

         In 1996, Microtest made a number of significant additions to its network connectivity product line. Support for Microsoft Windows NT(TM) was added across the product line, enabling Microtest to take full advantage of this rapidly-expanding network operating system. The Company's workgroup line was enhanced with the addition of the DiscPort(R) XL, the next generation, high-performance CD-ROM networking solution that allows Novell(R) and Windows NT workgroups to share up to seven CD-ROM devices simultaneously. The DiscPort(R) Tower line saw the addition of 6X and 8X drive-speed models for both 7- and 14-bay units. A token ring Tower has been developed, which enables Microtest to sell into the financial market with its large installed base of token ring networks. Microtest's new DiscPort(R) Enterprise Server signaled a major expansion of the product line. The Enterprise Server moves Microtest into the burgeoning enterprise CD-ROM networking arena, by offering high-performance CD-ROM servers bundled with the company's award-winning server software.

         In December 1996, Microtest acquired Logicraft Information Systems, Inc., ("Logicraft") a worldwide developer, integrator and manufacturer of complete CD-ROM networking and optical storage management solutions for the Windows NT networking environment. The acquisition brings together the expertise of both companies in their respective market segments: Microtest in the Novell and workgroup environments, and Logicraft in the enterprise and NT environments. The net result is that Microtest now has a broader reach throughout the entire CD-ROM networking environment.

         Microtest is a Delaware corporation, its principal executive offices are located at 4747 N. 22nd Street, Phoenix, Arizona 85016, and its telephone number is (602)952-6400.

         This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual
Report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Company's Equity Securities and Related Shareholder Matters" in this Report.


Industry Background

         As organizations have recognized the benefits of information and equipment sharing, there has been a significant increase in the installed base of LANs. In September 1996, Dataquest predicted a 5-year 20% compound annual growth rate for network operating systems.

         The growing dependence on LANs has created an increasing demand for improved performance and reliability, as well as products and technologies to maximize equipment and information sharing capabilities. Suppliers of LAN system technologies and products have responded with new protocols (rules that govern LAN operations), faster data transmission speeds, more sophisticated operating systems, more peripheral hardware accessories and more advanced topologies (wiring configurations) and cabling alternatives. The increase in functionality and devices available for LANs, and the increasing complexity of LAN configurations have created a demand for products that help manage LAN assets and allow users to share expensive network devices.

         Leveraging the growing reliability, performance and integration of LAN technologies, businesses are no longer satisfied with simply connecting PCs. They now require faster access to a rapidly-growing amount of information and solutions that facilitate this access and provide a management framework for the organization of data. This information revolution is manifested in the following three areas of technology development.

         The first area relates to the incorporation and adoption of CD-ROM-related technologies. The availability of low-cost CD-ROM drives and the standardization of the file system for CD-ROM discs has enabled software title producers and information suppliers to utilize this media for inexpensive, rapid and efficient distribution of information. Decreasing costs of CD-ROM drives and discs should continue to fuel the growth and adoption of these devices. According to a 1995 Disk Trend analysis, shipments of CD-ROM drives are expected to grow from 34 million units in 1995 to almost 70 million units in 1998, with an average growth rate of 26%.

         The second area relates to the rapid infrastructure growth and deployment of wide area and Internet technologies. The Internet is positioned as a truly synergistic channel for the distribution and access of information with CD-ROMs.

         The third area that affects the nature of information access is the evolution and increasingly competitive environment of network operating systems and services. With Novell maintaining a strong market share lead in network servers installed, the value and appeal of the Windows NT application server platform is gaining strength. The market is transforming into a heterogeneous network environment, where businesses deploy servers using the technology most appropriate for the service to be performed. Products must appropriately leverage the various network operating system features such as protocols
(TCP/IP, IPX), services (file systems, device drivers), management (Windows, SNMP, Network Management Systems, Security) and applications (Database, Telephony, File and Print). This creates opportunities and requirements for products to inter-operate in this environment.

Market for the Company's Products

         Network Connectivity Products. As companies require faster access to larger volumes of information, the demand for retrieving this information from CD-ROM is increasing. Responding to this continuing market demand, the Company has a line of network connectivity products that permit sharing of CD-ROM titles in a workgroup environment or throughout the enterprise.

         The Company's current focus on CD-ROM sharing products in the network connectivity line reflects major market trends toward the need to access CD-ROMs quickly and easily on networks. According to Frost & Sullivan, unit shipments of CD-ROM networking products are being driven by continual growth in CD-ROM drive shipments, increased number of CD-ROM titles available, continual growth in CD-R drive shipments and an increased number of LANs and nodes on LANs. The Company's CD-ROM networking products are designed to increase the ease of connecting network users to CD-ROM drives.

         Expanding on the original DiscPort model, Microtest now features a full range of CD-ROM networking products that encompasses the requirements of the expanding marketplace. This changing market has driven the need to provide products that are designed to meet the specific needs of two key segments of the CD-ROM Networking market: workgroup products and enterprise solutions. In 1996, the Company bolstered its workgroup offering by broadening the product line and by adding support for Microsoft Windows NT. Its enterprise solutions offering was significantly enhanced with the addition of complete CD-ROM servers which include high availability storage arrays.

         Network Management Products. The proliferation of and the growing dependence on LANs has resulted in an increase in the market for products that facilitate system installation and help manage the numerous hardware and software network resources. As a result, the market for handheld test equipment continues to grow. In March 1996, World Information Technologies, Inc. forecasted that the worldwide revenue for Handheld Digital/Data Test Equipment will grow from $140 million in 1995 to $327 million in 2000. Microtest develops handheld test equipment for high-speed LAN applications.

         Equipment and technologies are continuously being developed that enable the high speed transmission of data over twisted-pair wiring systems. Category 5 unshielded twisted-pair cabling allows users to run applications at speeds up to 100MHz, which supports such sophisticated applications as intranets, multimedia, and desktop video. To ensure that existing or proposed cabling will support a particular high frequency LAN application, industry standards require that cabling be certified for compliance. Microtest has been instrumental in the development of these certification standards. The consequences of improperly installed network cabling include costly network downtime, lost productivity, and data transmission problems. The Company's scanners perform the critical certification function for modern twisted-pair networking systems and legacy cabling. Further, as new test requirements and certification standards are created and evolve, the Company's Scanners are among the first to feature those changes.

         As LANs are increasingly relied upon to perform mission-critical applications, organizations are requiring increasingly more accessibility. While new equipment and topologies have been introduced in an effort to respond to demands for greater reliability, LANs remain relatively failure-prone. In addition, network devices and their related cabling are subject to frequent moves, additions and changes to accommodate office changes, new technologies and other factors that also increase the need for certification. As a result, there is a demand for products that can quickly troubleshoot networks and identify server and cable faults so that any problems can be readily resolved.

         The PentaScanner+ device is a portable Category 5 cable certification and management system that provides complete 100 MHz certification reports and exceeds the current standards for accuracy.

         The Company's COMPAS(TM) troubleshooter runs diagnostic tests on Novell NetWare networks and reports network, server and most cable faults.

         Microtest broadened its market appeal as well in 1996 with mass market solutions such as the low-cost MICROSCANNER(TM) and Multi-Pair Tester(TM) cable testers. Each offers "first line of defense" diagnostic capabilities for cabling networks. The MICROSCANNER confirms continuity, wiring configuration and cable fault location in twisted-pair cabling. The Multi-Pair Tester tests telecommunications, Category 3 or Category 5 25-pair cabling for continuity, configuration, and wiring faults.

Company Strategy

         Microtest strives to make computer and telecommunications networks easier to use, and mission-critical information easier to share. The Company provides easy-to-use devices and software to solve complex LAN management problems. To effectively serve its customers, the Company relies on developing fully integrated solutions, optimizing established distribution channels and expanding software content across all types of products.

         Developing Fully Integrated Solutions. Microtest develops integrated, intuitive "plug and play" solutions which can be quickly and easily installed on a network and brought into everyday use. The Company's Products are designed to be marketed and sold as complete solutions to common network problems experienced by users. For example, in 1996 the Company introduced a complete line of network-ready DiscPort Towers, which included the CD-ROM drives, tower enclosure and CD-ROM networking software. Towers are available in several configurations, to accommodate the varying needs of different types of users.

         Optimizing Established Distribution Channels. The Company's worldwide indirect sales channels allow it to reach a broad base of customers efficiently. Products are sold through a worldwide network of distributors and through manufacturers' representative organizations and value-added resellers ("VARs") that market PC-related hardware and software products. Microtest also employs Major Account sales representatives who develop opportunities with enterprise customers for fulfillment through channel partners.

         Expanding Software Content. Increasing software content in integrated products, while releasing new software products and software upgrades, continues to be important to Microtest. In 1996, the Company experienced increases both in server software revenue (primarily from sales of its CD-NOW! for NetWare product) and software upgrade revenue.

Products

         The Company's products consist of a family of handheld Scanners and network troubleshooting devices which pinpoint cable problems, certify cable across multiple LAN configurations and troubleshoot network faults. Sales of network management products account for 59%, 65% and 81% of the Company's total revenues in 1996, 1995 and 1994, respectively. Additionally, the Company offers a line of LAN connectivity products that allow users to easily share information on a variety of peripheral devices, including CD-ROMs.

         The Company currently derives substantially all of its revenues from its PentaScanner and DiscPort products. Any decrease in sales of PentaScanner or DiscPort products would have a material adverse effect on the Company's business, financial condition and operating results.

         Network Management Products. Microtest's network management products are used by cable installers and LAN administrators to identify network and physical cable problems. These handheld tools are designed for field use. The Company's Cable Scanners address the various types of networks and cable types and certify that cable installations will meet the link performance requirements as well as major industry standards, such as those issued by the International Standards Organization ("ISO") and TIA/EIA. Microtest's COMPAS device is a product that combines the best features of protocol analyzers, cable testers and network diagnostic utilities in an easy-to-use portable troubleshooting tool.

         Microtest's cable testing products utilize a patented gate-array circuitry (a proprietary cable radar technology) based upon Time Domain Reflectometry ("TDR"). Using this technology for fault diagnosis, the Company's Scanners transmit a high-speed pulse into the tested cable, receive the reflected pulse and identify the location and nature of the cable fault. The fault is reported to the customer in non-technical terms, such as "short at 270 feet." Generally, these functions can be performed without requiring the network to be shut down

         Microtest's PentaScanner+(R) with 2-Way Injector+(R) product is the industry's premiere certification and cable troubleshooting device. The Category 5 tester tests 155 Mbps ATM and exceeds TIA/EIA TSB-67 Level II accuracy requirements. The PentaScanner+ with 2-Way Injector+ device provides a 21-second autotest, automatic increment of circuit ID, an extensive cabling library, storage of 500 autotests and flash ROM for field updates. Designed specifically for professional cable installers, service providers and LAN managers, the PentaScanner+ with 2-Way Injector+ device facilitates the certification, installation, management and troubleshooting of Category 5 cabling systems. The PentaScanner+ device uses a one-button autotest function to simplify testing and a graphical LCD display with on-line help to guide users through certifying and trouble-shooting the network. Equipped with a large cable-type reference library and Flash ROM for instant upgrades, the unit performs a wire map and measures NEXT, attenuation, length, noise and active and passive ACR. The PentaScanner+ device certifies whether UTP (Categories 1-5), coax and SCP/ScTP cabling will support various network types, including 10BASE-T, 4/16 Mbps Token Ring, 100Base-VG, Arcnet, ISDN, AppleTalk, T1/E1, TP-Pmd, CDDI, TPDDI, Fast Ethernet (both proposals), Multimedia 802.9, ATM51 and/or ATM155 Mbps networks.

         Microtest released the PentaScanner(R) 350 device in 1996, the only tester to support the advanced capabilities of the new, wider-dynamic-range cable types that operate at 350 MHz. The PentaScanner 350 device includes all of the TSB-67 Level II functionality and accuracy of PentaScanner+, and is the only Category 5 tester with performance grading. The PentaScanner 350 device is the result of an industry initiative that promotes the performance grading of premium high-quality cabling on Category 5 networks. Link quality depends on a complex combination of factors including cables, components, and installation techniques. With networks relying on today's advanced communications technologies to transmit data, it is even more important for LANs with Category 5 cabling to be certified for performance at higher speeds. Prior to the release of the PentaScanner 350 product, performance could not be tested beyond a simple pass/fail measurement -- testers could not distinguish between links that barely met Category 5 requirements and those offering superior performance. With the PentaScanner 350 device, users can verify that their installed links exceed Category 5 performance standards, thereby ensuring support for future high-speed applications. The PentaScanner 350 product is also available with Microtest's 2-Way Injector+ device.

         The Company also sells software enhancements for its Scanners that provide easy-to-use methods for storing, retrieving and managing network test results and cabling information. These enhancements and upgrades include additional test functionality, customized test suites, expanded native language support and communication capabilities to external equipment and databases. The company also sells accessories that complement the functions performed by its Scanner.

         The COMPAS product is a handheld LAN tester that provides network troubleshooting functions, protocol functions, cable testing functions, and serial functions on Novell NetWare networks, the Internet and in local TCP/IP environments. The COMPAS product was designed in a modular fashion, permitting users to purchase optional software modules, such as the NT module (introduced in 1997) and the Internet module (introduced in 1996) to customize a product which best suits their network. The unit attaches anywhere on a LAN (for example, at the fileserver, workstation or hub), provides the user with a main menu of common network problems, runs a series of automated troubleshooting tests and identifies faults. If the connection changes during the test, the COMPAS product re-adjusts and starts the test again. The unit provides detailed information about NetWare fileservers and workstations and troubleshoots problems inside NetWare fileservers via a NetWare Loadable Module ("NLM"). The unit's on-line help provides explanations of test results and suggests possible repair techniques. The COMPAS product's NetTap function enables monitoring of errors between any network node and the hub. The COMPAS device tests cabling for length, crosstalk, noise, signal level and proper connector wiring. The COMPAS product can also monitor serial conversations, determine throughput and identify a workstation's maximum receive rate. The Internet software module was released in 1996 and permits users to perform tests such as duplicate IP address detection, IP ping, Internet control message protocol ("ICMP") monitoring and many others. The NT software module, released early in 1997, provides information on Windows NT domains, servers, and hosts.

         Network Connectivity Products. The Company's connectivity product line is designed to provide easy, cost-effective linking and sharing of network peripheral devices. Over the past several years, the Company has developed a variety of connectivity products, including its LANPORT(R) product, which the Company sold to Intel in 1992, and LANMODEM, which the Company sold to Xylogics in 1993. Responding to continuing market needs for network connectivity devices, the Company has increased its emphasis on this product line, particularly in the area of linking and sharing CD-ROM devices. Just as Microtest's first connectivity product, LANPORT, brought "plug-n-play" capability to networking printers, the Company's DiscPort with DiscView product provides a "plug-n-play" solution to CD-ROM networking. Microtest's current CD-ROM product focus in the network connectivity line reflects major market trends toward the need to access CD-ROMs quickly and easily on networks.

         The Company introduced its first CD-ROM networking product into the network connectivity product family in 1993 with DiscPort. The DiscPort device was built on the foundation that products that are easy to install, manage and use will be successful in the marketplace. As companies require faster access to larger volumes of information, the demand for retrieving this information from CD-ROM is increasing. The Company's network connectivity product line provides this functionality based with products that are easy to use and intuitive.

         The DiscPort PRO with DiscView PRO software, the Company's flagship network connectivity product, provides a means to install, manage and share networked CD-ROMs from anywhere on the network. The DiscPort PRO device is designed to meet the increasing needs of workgroups to conveniently share and access CD-ROMs. The DiscPort PRO device is easy to install and configure. It plugs into any Thin Ethernet or 10BASE-T network or attaches directly onto the network and allows users to share up to 14 CD-ROM devices. The product works on Novell NetWare operating systems and support for Microsoft's popular Windows NT operating system was added in 1996. The DiscPort PRO device fully supports CD-ROM drives on 10mbps networks and popular mini-changer devices such as the recently introduced Nakamichi 4x8X changer.

         The Company expanded the DiscPort line in 1996 with the introduction of DiscPort XL, the next generation, high performance CD-ROM networking solution for workgroups. This product allows users in a workgroup environment to share up to 7 CD-ROM devices. The DiscPort XL features DiscView(R) PRO management software and offers dynamic security, lets the user auto-mount CDs instantly and share them using as little as 1.5K of RAM per disc. The DiscPort XL can be attached anywhere on a NetWare(R), IntranetWare(TM) or Windows NT network for local control and access of CD-ROM libraries. Also announced in 1996 was the addition of CD Internetworking features for the DiscPort product line. DiscView PRO's internetworking features include CDBrowser(TM) which lets Internet/intranet users browse any CD, and WebLaunch(TM), which lets intranet users launch CD-ROM applications from their web browser.

         To support the growing demand for turnkey solutions, the Company expanded its DiscPort Tower product line in 1996. With the DiscPort Tower line, the Company has incorporated its powerful CD-ROM networking technology and embedded it into a 7 and 14 CD-ROM drive configuration. Each Tower comes with all of the features and benefits of the DiscView PRO management software along with 7 or 14 high quality 4X or 8X CD-ROM drives. New speeds will be added to the line as they become available to the market.

         For enterprise continuing needs, Microtest offers CD-NOW! for NetWare. CD-NOW! is software which turns any industry standard PC into a high performance, high capacity, dedicated CD-ROM server. CD-NOW! includes native NetWare 4.1 technology and supports NetWare 3.x and 4.1. CD-NOW! comes with DiscView PRO management software which allows users to seamlessly extend CD-ROM resources into workgroups by using the Company's DiscPort and DiscPort PRO devices.

          Also introduced in 1996, the CD-NOW! E/Server is the highest-capacity, highest-performance CD-ROM server on the market and allows users to share CD-ROM data enterprise-wide. This attach-and-access solution combines CD-NOW! software and integrates it with high-availability CD-ROM storage modules and a high-performance CPU module. CD-NOW! E/Server is built to customer specifications or is available in standard configurations with 21, 42, or 63 8x drives for 10/100 Ethernet and Token Ring networks. DiscView PRO management software is included for easy CD resource management and access.


Product Integration and Rebranding

         As a result of the acquisition of Logicraft Information Systems, Inc., and integration of complementary technologies, the Company will rename some of its networking products as part of an ongoing effort to simplify the product line and unify all products under the well-known DiscPort brand name. At the workgroup level, DiscPort, DiscPort PRO, DiscPort XL and DiscPort Tower will remain unchanged. At the enterprise level, Microtest will offer CD-ROM networking solutions with two new products: DiscPort Enterprise Servers, available in rack or tower configurations, and DiscPort Executive, available with versions for IntranetWare or Windows NT.

         The DiscPort Enterprise Server rack configuration integrates Microtest's CD-NOW! E/Server with Logicraft's LS Server. It enables hundreds of users enterprise-wide to share numerous titles with point-and-click simplicity. It is a fully integrated solution that features robust, reliable, industry-standard CPU and drive modules. Systems range from 21 to 63 high-speed drives for 10/100 Ethernet and Token Ring networks and can be packaged for IntranetWare or Windows NT operating systems.

         The DiscPort Enterprise Server tower configuration is a fully modular solution that works with nearly all network operating systems including IntranetWare and Windows NT. It features a robust, reliable, industry-standard CPU and high-speed hot-swappable drives configured as a tower with a locking security door. Users can add or replace drives without any network downtime and configure additional towers together for added expandability.

         DiscPort Executive integrates the Company's CD-NOW! server software with Logicraft's CD Executive software. The IntranetWare version of DiscPort Executive transforms any PC into a high-performance CD-ROM server. It includes the DiscView PRO management interface and the internetworking features of WebLaunch and CDBrowser. It features dynamic security, dynamic volume sets and lets users mount CD-ROMs automatically.

         DiscPort Executive for Windows NT provides all of the advanced CD-ROM system management capabilities needed to turn a standard Windows NT server into a complete network CD-ROM system. Users can access thousands of CD-ROM resources from a single drive letter off an NT server. Its AutoShare(TM) utility runs in the background and catalogs CD-ROM volumes, detects media changes and shares CD-ROMs automatically according to predefined permissions and directory structures.

         Microtest also acquired Virtual CD-ROM from Logicraft. Virtual CD-ROM is software that allows users to access CD-ROM resources with unprecedented speed by enabling a user's hard drive to function as a CD-ROM drive. Disc information is imaged, compressed and stored on the hard drive for instant retrieval. Wait time is virtually eliminated and the CD-ROM drive is freed up for other uses.

Sales, Distribution and Customers

         Sales. The Company's sales, marketing and distribution strategy is to use a multiple channel, worldwide distribution network. The network includes distributors, VARs and dealers, as well as selected OEMs and licensees. The Company's sales organization manages the activities of these distribution channels, directs sales leads to these distribution channels and responds to sales calls from distributors, resellers, dealers and end users. In addition, the Company has a telesales department that assists the sales efforts of its sales representatives.

         Distribution Network. The Company sells its products through an established worldwide network of distributors, VARs and dealers that market PC-related, and networking hardware and software products. The Company focuses a significant amount of its sales and marketing resources on its distribution channel, providing ongoing communication and support to channel participants. Distribution network support programs include regular mailings of product, promotional and technical materials, participation in industry trade shows, incentive programs for distributors, VAR and dealer sales personnel and cooperative marketing programs. A dedicated sales force manages and supports the company's distributors and VARs. The Company provides technical and sales product training to all of its distributors and dealers, who in turn provide technical and sales training to their customers who purchase Microtest products. Microtest also provides a strong set of VAR professional service offerings that includes installation services, installation planning and pre-sale site planning.

         North American sales accounted for approximately 71%, 64% and 66%, of the Company's total revenues in 1996, 1995 and 1994, respectively. The Company's United States distributors include national distributors, cable and wire distributors and catalog merchandisers.

         To address international markets, the Company has developed relationships with distributors throughout Europe. The Company supports its European distributors through offices located in the United Kingdom and Germany. In addition, the Company has developed relationships with distributors located throughout Canada, Mexico, South America and the Pacific Rim. All international sales are denominated in United States dollars. Sales outside of North America accounted for 29%, 36% and 34% of the Company's total revenues in 1996, 1995 and 1994, respectively. The decrease in sales outside of North America is primarily due to a weakening of the European economy in 1996.

         Customers. The primary target market of the Company's products include LAN management personnel, LAN installers, field service personnel, resellers, and technical end users with departmental applications. The Company's customers span the broad range of industries that utilize LANs, including technology, industrial, transportation, retail, health care, financial services, government and education. The Company maintains a customer support organization in both North America and Europe to answer customer questions concerning the usage of the Company's products.

Product Development

         The Company believes that its continued success will depend upon its ability to enhance its existing products, expand products into product lines, introduce new products on a timely basis and continue to develop technology that can be incorporated into commercially viable products addressing the demands of the LAN industry. To facilitate new and continuing product development, Company personnel work with customers, distribution channels and leaders in other LAN industry segments to identify market needs and define appropriate product specifications. Microtest employees participate in numerous user groups, working groups and industry forums. In addition, Company employees are involved with a number of technical committees including the IEEE 802.3 and the IEEE 802.12 committees, the ATM Forum, ISO/IEC, CNX Technical Advisory Board, and the TIA/EIA organization. The Company believes that tracking developments in the latest high-speed technologies, like ISDN, ADSL and ATM, will facilitate the development of products supporting the networks of the future.

         As one of the early entrants into the cable troubleshooting and certification markets, the Company has developed a substantial level of proprietary technology. The Company leverages its proprietary technology and industry expertise into new product offerings to enhance the troubleshooting, certification and connectivity capabilities of its product lines. The Company also routinely evaluates the acquisition or licensing of complementary products and technologies. There can be no assurance that any new products developed or acquired by the Company will be successful or profitable.

Acquisitions

         In recent years, the Company has strategically acquired network connectivity product offerings. In December 1996, the Company completed the acquisition of Logicraft Information

Systems, Inc., a leading developer and manufacturer of enterprise CD-ROM networking systems. The Company acquired all of the capital stock of Logicraft for approximately $13 million and assumed certain Logicraft liabilities totaling approximately $4 million, which were paid off immediately after the closing. As a result of the allocation of the purchase price, the Company recorded an expense of $15.7 million to record the value of software research it acquired relating to products for which technological feasibility has not been established and for which no alternative future use existed. Microtest acquired Logicraft to give it broader reach throughout the entire CD-networking spectrum, most notably at the enterprise and NT levels.

         In June 1995, the Company completed the acquisition of Optical Media International ("OMI"), a pioneer in the CD-ROM and the CD-R industry. The Company acquired all of the outstanding capital stock of OMI for approximately $4 million in cash and the assumption of OMI-related debt. As a result of the allocation of the purchase price, the Company recorded an expense of $8.3 million and a related tax benefit of $3.2 million to record the value of software research it acquired relating to products for which technological feasibility has not been established and for which no alternative future use existed . The Company acquired OMI to develop networkable CD-R technology. CD-R technology is used in the areas of records archiving, information transfer, computer data back-up and mass storage.

         In August 1995, the Company acquired the technologies of Hotware, Inc., an independent software company for $450,000 in cash. Hotware has developed technologies in the LAN information access market and has made significant contributions over the past several years to existing Microtest product technology.

         The Company intends to continue to evaluate acquisition opportunities as they are presented from time to time. The Company may face competition from other suppliers or manufacturers of network hardware and software products or other third parties for acquisition opportunities that become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company's operations, particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company's management from other business, and the potential loss of customers, key employees and suppliers of the acquired company, all of which could have a material adverse effect on the Company's business and operating results.

Manufacturing and Backlog

         The Company contracts with domestic manufacturers to build its products. These manufacturers comply with industry-accepted (IPC) standards and are, whenever possible, ISO 9002 certified. The Company's internal operations consist of supplier management, incoming test and inspection, final product configuration and packaging, and order consolidation and shipment. The Company retains a skilled, permanent, core workforce, utilizing temporary employees to accommodate workload fluctuations. The Company maintains two authorized repair centers, one in Phoenix, Arizona and one in the United Kingdom.

         Certain components used in the Company's products are presently available from or supplied by only one source and others are available from limited sources. Although the Company does not have long-term supply contracts with any of its component suppliers, it has been able to obtain sufficient supplies of components and products in a timely manner. However, in the event that certain of its suppliers or contract manufacturers were to experience financial or other difficulties that resulted in a reduction or interruption in supply to the Company, the Company's results of operations would be adversely affected until the Company established alternate sources.

         In 1995, the Company began the documentation process to become ISO 9001 certified. The Company was unable to complete this process in 1996 due to personnel changes, but plans to complete it in 1997, which will position the Company for a pre-certification audit. ISO 9001 requires that business processes are under control and it provides for mechanisms to continually improve the Company's general business practices and products. The Company is committed to a fully functional quality management system.

         Historically, the Company has not maintained significant backlog because it fills substantially all orders for its products within 30 days after receipt of a firm purchase order. The Company does not believe that backlog is a reliable long-term indicator of future sales or earnings.

Competition

         The market for LAN products is extremely fast-moving and competitive, and competition in the Company's market segment is continually increasing. Rapid technological advances and emerging industry standards can quickly change competitive conditions in the LAN industry. These changes require frequent new product introductions, added product features and rapid improvements in the relative price or performance of networking products. Failure to keep pace with technological advances or market changes would adversely affect the Company's competitive position and operating results. The Company's products compete on the basis of ease-of-use, product features, quality, reliability and price. There can be no assurance that existing or future competitors of the Company will not introduce comparable or superior products that incorporate more advanced technology at lower prices.

         The markets served by the Company's connectivity products continue to grow at rates that naturally attract new entrants into those markets. This is especially true for the CD-ROM networking market where the Company's DiscPort and CD-NOW! products currently enjoy a strong market position. There can be no assurance that this market position can be maintained or that existing or future competitors will not introduce comparable or superior connectivity products.

         In  the  network  management  and  certification  market,  the  Company competes with products manufactured by Wavetek Corporation, Scope Communications, Inc., Fluke Corporation and Datacom Technologies, Inc. To a lesser extent, the Company competes with manufacturers of time domain reflectometers, ohm meters, volt meters and oscilloscopes. The Company's network troubleshooting products compete with the products from Scope Communications, Inc., and Fluke Corporation. To a lesser extent, the Company competes with manufacturers of software-based protocol analyzers, such as Triticom and Intel.

         The Company's network connectivity products compete with products from Meridian Data, Micro Design International, CBIS, Reed Technology and Information Services, Inc., Ornetix, SciNet, Inc., Compact Devices, Inc. and Axis Communication, Inc. The Company also competes indirectly with suppliers of personal computers and network operating systems, such as Microsoft and Novell, to the extent that these companies include CD-ROM networking utilities as part of their operating systems.

         The Company's competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends, or changing customer requirements. There also can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, customer service, and technical support capabilities to compete successfully.

Proprietary Rights

         Microtest relies upon a combination of copyright, trademark, trade secret and patent protection to establish and protect the Company's proprietary rights in its products and technologies. In addition, the Company generally enters into nondisclosure and confidentiality agreements with its employees, distributors, customers and suppliers with access to sensitive information and limits access to and distribution of its software documentation and other proprietary information. The Company has several trademarks, including
Microtest(R), DiscPort(R), DiscView(R), PairScanner(R), PentaScanner(R),and Fiber Eye(R), as well as Logicraft's disk-caching technology called FastCD(TM), and disc management utility called AutoShare(TM).

         The Company embodies a substantial portion of its TDR technology in a custom gate array to deter reverse engineering. The Company has obtained a United States patent on a portion of its technology related to TDR.

         In 1996, the Company obtained two additional patents on a technique that enables high-speed (100 Mbps) channel measurements to be made without being impaired by high levels of crosstalk typically found in unshielded twisted-pair connector systems.

         The Company has filed other United States patent applications which are currently pending. The first patent application, filed in 1993, describes a technique to expand the application of LAN Media Servers to control various types of equipment. A second patent application, which was filed in January 1996, relates to the creation and installation of a foreign file system. The Company continues to evaluate the desirability of additional patent applications relating to its diagnostics and connectivity technologies.

         There can be no assurance that any patents will issue from the above-described applications. Further, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology or independent third-party development of its technology, or that its patents or registered trademarks can be successfully enforced. Because of the rapid pace of technological change in the LAN product industry, the Company believes that patent protection for its products is less significant to its success than the knowledge, ability and experience of its employees and the frequent introduction and market acceptance of new products and product enhancements.

         Given the rapid pace of technological development in the LAN industry, there can be no assurance that certain aspects of the Company's products do not or will not infringe the existing or future proprietary rights of others. The
Company believes that if such infringement existed, it could obtain the requisite licenses or rights to use such technology. However, there can be no assurance that such licenses or rights could be obtained or obtained on terms that would not have a material adverse effect on the Company.

Employees

         As of March 14, 1997, the Company employed 267 persons on a full-time basis: 102 in sales, marketing and customer support, 38 in manufacturing, 87 in research and development and 40 in administration. Many of the Company's employees are highly skilled in certain disciplines and the Company's continued growth and success will depend in part on its ability to retain management and key employees and, where appropriate, hire new employees. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.
         -----------

         The Company's principal corporate offices and research and development facilities are located in a 49,000 square foot facility in Phoenix, Arizona. The lease for this facility commenced October 1, 1992, and continues for a period of eight years, but may be canceled without penalty after five years. Current monthly rental payments for this facility are approximately $55,000. The Company may decide to terminate the lease effective October 1, 1997. Accordingly, the Company is in the process of finding a new facility and plans on remaining in the Phoenix metropolitan area. If there is a significant interruption in the Company's business as a result of moving to a new facility, it could have a material adverse effect on the Company's business and operating results in the quarter in which such moves occurs. The Company also leases sales and support offices in California, Illinois and the United Kingdom. Logicraft leases offices for sales, support and research and development in New Hampshire and Germany


ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         In September and October 1996, the Company,  Richard G. Meise,  Richard
R. Douglas and David C. Bolles were named as defendants in two shareholder lawsuits brought in the Maricopa County Superior Court for the State of Arizona, entitled James T. Zelloe, et al. v. Microtest, Inc. et al., Cause No, CV96-16655 and Richard Fluegel et al. v. Microtest, Inc. et al., Cause No. CV96-19144. These shareholder lawsuits have been consolidated. The plaintiffs in these lawsuits purport to represent a class of plaintiffs who purchased the Company's common stock between April 13, 1995 and January 17, 1996. The plaintiffs allege, among other things, that certain statements made by the Company and its representatives, as well as the financial statements contained in the Company's Quarterly Reports on Form 10-Q filed during 1995, were false and misleading due to the Company's purported improper recognition of revenue on certain sales of products to distributors and resellers in violation of generally accepted accounting principles. More specifically, the plaintiffs allege that certain sales of products to distributors and resellers were contingent on resale and, as a result, the Company should not have recognized revenue on such sales and did not properly reserve for returns on such sales. Furthermore, according to the plaintiffs, the Company should have disclosed that future demand for its products would be constrained by the alleged excess levels of products held by its distributors as a result of the Company's purported contingent sales in 1995. The lawsuits include causes of action for securities fraud and common law fraud and seek unspecified damages and the recovery of attorneys' fees and costs. The Company maintains that its statements and financial statements were true and correct and that its recognition of revenue was proper and in accordance with generally accepted accounting principles. The Company believes that the shareholder class action lawsuits are without merit, and has to filed a motion to dismiss the lawsuits and intends to vigorously defend against them. The Company currently expects that the ultimate resolution of the lawsuits will not have a material effect on the Company's financial condition or operating results; however, if the shareholder lawsuits were ultimately determined adversely to the Company, it would have a material adverse effect on the Company's financial condition and operating results.

         The Company is involved in various other legal proceedings incidental to its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or operating results of the Company.


ITEM 4.  SUBMISSION OF MATTERS.
         ----------------------

         The Company did not submit any matter to a vote of its shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET  FOR  THE  COMPANY'S   COMMON  EQUITY   SECURITIES  AND  RELATED
         -----------------------------------------------------------------------
         SHAREHOLDER MATTERS.
         --------------------

General

         The Company's common stock has been traded on the Nasdaq National Market ("Nasdaq") since October 30, 1992, under the symbol "MTST." The following table sets forth the quarterly high and low closing sales prices of the common stock as reported on Nasdaq.

Period                                                        High         Low
------                                                        ----         ---
 1995       First Quarter . . . . . . . . . . . . . . . . . .$24.25      $15.875
            Second Quarter . . . . . . . . . . . . . . . . .  22.75       18.50
            Third Quarter . . . . . . . . . . . . . . . . . . 25.25       19.75
            Fourth Quarter . . . . . . . . . . . . . . . . .  19.735       9.75
 1996       First Quarter . . . . . . . . . . . . . . . . . . 12.25        5.00
            Second Quarter . . . . . . . . . . . . . . . . .  12.25        7.00
            Third Quarter . . . . . . . . . . . . . . . . . . 11.50        7.00
            Fourth Quarter . . . . . . . . . . . . . . . . .  10.875       6.875

         The closing price of the Company's Common Stock on March 14, 1997 was $7.25 per share.

         As of March 14, 1997, there were 8,130,647 shares of common stock outstanding, which were held of record by 200 holders. The Company estimates that there are approximately 6,887 beneficial owners of the Company's common stock.

         The Company has not paid any cash dividends on its Common Stock. The Company presently intends to retain earnings for use in its business and does not anticipate paying cash dividends on its outstanding shares in the foreseeable future.

Factors That May Affect Future Stock Performance

         The performance of the Company's common stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Financial Condition."

         Possible Volatility of Stock Price - The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD-ROM networking industry, conditions in the network management and certification industry, changes in the general economy, and other factors could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

         Certain Charter and Bylaw Provisions - The Company's Certificate of Incorporation and Bylaws empower the Board of Directors, without approval of the shareholders, to fix the rights and preferences and to issue shares of preferred stock and divide the Company's Board of Directors into three classes. These provisions, as well as other provisions in such documents, could have the effect of deterring unsolicited takeovers or delaying or preventing changes in control or management of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over the current market prices.

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The consolidated balance sheets as of December 31, 1995 and 1996, and the consolidated statements of operations, stock holders' equity and cash flows for each of the three years in the period ended December 31, 1996 and the independent auditors' report thereon, are included in Item 8 of this Form 10-K.

                                                                Years Ended December 31,
                                                  ------------------------------------------------------


                                                     1992      1993        1994       1995        1996
                                                     ----      ----        ----       ----        ----
                                                         (in thousands, except per share amounts)
Statement of Income Data:
Revenues ......................................   $ 26,487   $ 22,142    $ 39,574   $ 52,537    $ 50,442
Cost of sales and services ....................     10,316      9,680      16,584     21,961      20,452
                                                  --------   --------    --------   --------    --------
     Gross profit .............................     16,171     12,462      22,990     30,576      29,990
Total operating expenses ......................     11,087     15,045      16,212     22,192      24,939
Restructuring charges, purchased R & D
   and other unusual items(1) .................       --        3,358)       --       (8,776)    (15,697)
Income from sale of technology(1) .............      6,245        959        --         --          --
                                                  --------   --------    --------   --------    --------
Income (loss) from operations .................     11,329     (4,982)      6,778       (392)    (10,646)

Interest income - net .........................        243        729         743      1,232         762
                                                  --------   --------    --------   --------    --------
Income (loss) before income taxes .............     11,572     (4,253)      7,521        840      (9,884)

Provision (benefit) for income taxes ..........      4,432     (1,730)      2,231       (305)      1,711
                                                  --------   --------    --------   --------    --------
Net income (loss) .............................   $  7,140   $ (2,523)   $  5,290   $  1,145    $(11,595)
                                                  ========   ========    ========   ========    ========
Net income (loss) per common and
   equivalent share (1) .......................   $   1.05   $  (0.34)   $   0.64   $   0.13    $  (1.43)
                                                  ========   ========    ========   ========    ========
Net income (loss) excluding restructuring
   charges, purchased R & D, other unusual
   items and income from sale of technology (1)   $  3,287   $ (1,100)   $  5,290   $  6,531    $  4,102
                                                  ========   ========    ========   ========    ========
Net income (loss) per common and
   equivalent share excluding restructuring
   charges, purchased R & D, other unusual
   items and income from sale of technology (1)   $   0.49   $  (0.14)   $   0.64   $   0.77    $   0.50
                                                  ========   ========    ========   ========    ========
Shares used in per share calculation ..........      6,769      7,503       8,269      8,534       8,104
Shares used in per share calculation excluding
 restructuring charges,  purchased R & D, other
unusual items and income from sale of
technology ....................................      6,769      7,739       8,269      8,534       8,251

Balance Sheet Data:
Working capital ...............................   $ 32,613   $ 29,576    $ 36,635   $ 39,128    $ 26,583
Total assets ..................................     39,080     36,537      47,642     50,158      43,313
Shareholders' equity ..........................     35,389     33,433      40,579     43,027      31,672

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact on net income of restructuring charges, purchased R & D, other unusual items and income from sale of technology.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

Introduction

         The Company develops and markets network management and connectivity products. Its network management products certify whether cabling will support a proposed LAN installation, as well as troubleshoot cable and other faults that occur on established LANs. Its connectivity products facilitate both the storage of information on CD-ROM devices, as well as the sharing of that information among LAN users.

         In 1996, the Company achieved net revenues of $50.4 million and recorded a net loss of $11.6 million or $(1.43) per share in 1996. This differs from the Company's previously announced unaudited results of net revenues of $52.5 million and a net loss of $10.7 million or $(1.31) per share. The difference is due to a recent determination by the Company that reserves relating to end user direct sales were inadequate. As a result, net revenues attributable to such sales decreased as a result of a $2.1 million increase in the reserves for fourth quarter sales made through OMI's direct sales program. The Company also recently determined that its interim unaudited results for the second, third and fourth quarters of 1996 required adjustments as discussed in
Note 10 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report.

         The Company is making changes in the structure of the end user direct sales program, and the changes will impact operating results for the first quarter of 1997. In addition to changes to this program, the Company has been affected by an overall slowing in the growth of the network products industry, which also will negatively impact first quarter operating results. Accordingly, the Company will not meet internal operating expectations for the quarter.

         Despite overall growth in 1995, during the fourth quarter of 1995 there was a significant slowing in the market for the Company's products following increased sales to certain distributors during the third quarter of 1995. In addition, sales of the Company's relatively new diagnostic product, COMPAS, did not ramp up as quickly as anticipated.

         The Company's operating results have been volatile over the past several years, particularly on a quarter to quarter basis. For a discussion of factors that may affect the Company's business, financial condition and future results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Financial Condition" included in this Report.

Results of Operations

         (in thousands)                                     1994       Change       1995       Change      1996
-------------------------------------------------------   --------    --------    ---------    ------   --------
Revenues                                                  $ 39,574         33%   $  52,537        -4%   $ 50,442
Gross profit                                                22,990         33%      30,576        -2%     29,990
   As a percentage of revenues                                58.1%                  58.2%                59.5%
Sales & marketing                                            8,739         44%      12,585        14%     14,334
   As a percentage of revenues                                22.1%                  24.0%                28.4%
Research & development                                       4,063         46%       5,913         8%      6,414
   As a percentage of revenues                                10.3%                  11.3%                12.7%
General & administrative                                     3,410          8%       3,694        13%      4,191
   As a percentage of revenues                                 8.6%                   7.0%                 8.3%
Interest income                                                743         66%       1,232       -38%       762
   As a percentage of revenues                                 1.9%                   2.3%                 1.5%
Income taxes excluding tax benefit from purchased R & D       2,231        38%       3,085       -45%      1,711
   Effective tax rate                                         29.7%                  32.1%                29.4%
Net Income (Loss)                                            5,290        -78%       1,145     -1113%    (11,595)
   As a percentage of revenues                                13.4%                   2.2%                -23.0%
Net Income (Loss) Excluding
restructuring charges, purchased                             5,290         23%      6,531        -37%      4,102
R % D and other unusual items
   As a percentage of revenues                                13.4%                 12.4%                  8.1%



Revenues - Product sales decreased 4%                    [GRAPHIC OMITTED]
from 1995 to 1996. This is mainly due to            Bar Graph showing revenue
increased competition in the Category 5             as  $26.5   million   for
cable testing market and a softening of             1992,  $22.1  million for
the European economy in 1996. Product sales         1993,  $39.6  million for
increased from 1994 to 1995 primarily due           1994,  $52.5  million for
to the increased demand in the domestic and         1995  and  $50.4  million
international marketplaces for DiscPort products.   for 1996.

         International sales were $14.8 million, $19.1 million and $13.4 million in 1996, 1995 and 1994, or 29%, 36% and 34% of total revenues, respectively. International sales decreased in both absolute dollars and as a percentage of total revenue during 1996 primarily due to the above mentioned weakening in the European economy in 1996. International sales increased in both absolute dollars and as a percentage of total revenue during 1995 due to an increased demand for the Company's DiscPort products in its international markets.

   [GRAPH OMITTED]                      Gross Profit -Gross profit decreased 2%
Bar Graph showing Gross                 in 1996.  This  decrease  is due to the
Profit for 1992 of $16.2                decrease   in   revenue   during   1996
million, 1993 of $12.5                  partially offset by the introduction of
million, 1994 of 23.0                   a     manufacturers'     representative
million, 1995 of $30.6                  program.   Discounts  to  many  of  the
million, and 1996 of                    Company's  distributors were lowered as
$30.0 million                           a result of this program.  Gross profit
                                        increased   33%  in  1995  due  to  the
                                        corresponding  33%  increase  in  total
                                        revenues  during the same time  period.
                                        Gross profit as a  percentage  of total
                                        revenues may fluctuate on a quarterly
basis due to a variety of factors, including changes in product and customer mixes, the introduction of new products by the Company or its competitors and other competitive factors, such as pricing pressures.



Sales & Marketing Expenses- Sales and
marketing expenses increased in both
absolute dollars and as a percentage
of total revenues from 1995 to 1996.
The increase is largely due to the                [GRAPH OMITTED]
implementation of the above mentioned   Bar Graph  showing  sales and marketing
manufacturers' representative           expenses of $6.2 million in 1992,  $7.7
compensation program, as well as the    million in 1993,  $8.7 million in 1994,
addition of personnel to bolster the    $12.6   million  in  1995,   and  $14.3
Company's sales force. Sales and        million in 1996.
marketing expenses increased in both
absolute dollars and as a percentage
of revenue from 1994 to 1995.
Increased advertising and promotional
expenses, commissions and sales,
marketing and support personnel were
the main contributors to the increase
during this period.

       [GRAPHIC OMITTED]                Research & Development  Expenses - 1996
Bar Graph showing research and          research   and   development   expenses
development expenses of $3.4 million increased in absolute dollars and as a in 1992, $4.7 million in 1993, $4.1 percentage of total revenues as
million in 1994, $5.9 million in        compared   to   1995    research    and
1995, and $6.4 million in 1996.         development  expenses  primarily due to
                                        an increase in the number of prototypes
                                        developed  in 1996 as compared to 1995.
                                        Research   and   development   expenses
                                        increased in both absolute  dollars and
                                        as a percentage of revenue from 1994 to
                                        1995. This increase is due primarily to
                                        an increase in personnel  stemming from
                                        the  acquisition  of  OMI  and  use  of
                                        outside services.



General & Administrative Expenses- General and administrative expenses increased during 1996 in both absolute dollars and as a percentage of revenues mainly because of an increase in expenses related to the settlement of a lawsuit during the first quarter of 1996, as well as the legal costs associated with the defense of two
shareholder lawsuits filed during the
last half of 1996. General and                     [GRAPHIC OMMITED]
administrative expenses increased in    Bar   Graph    showing    general   and
absolute dollars but decreased as a     adminstrative  expenses of $1.5 million
percentage of total revenues from       in 1992,  $2.7  million  in 1993,  $3.4
1994 to 1995. The increase in           million in 1994,  $3.7 million in 1995,
absolute dollars was due primarily to   and $4.2 million in 1996
increased legal and consulting fees
as well as increased headcount and
administrative costs associated with
OMI. The decrease in general and
administrative expenses as a
percentage of total revenues was due
to the higher sales volumes in 1995
compared with 1994.

       [GRAPHIC OMITTED]                Interest  -  The   Company's   interest
Bar Graph showing interest income of income decreased from 1995 to 1996 $243,000 in 1992, $729,000 in 1993, primarily due to a reallocation of $743,000 in 1994, $1,232,000 in 1995, investments in anticipation of the
and $762,000 in 1996.                   Company's  acquisition   activities  in
                                        1996. The Company  invests the majority
                                        of its excess  cash in  municipal  bond
                                        funds with  maturities  ranging  from 7
                                        days to 3 months.



        [GRAPHIC OMITTED]               Effective  Tax  Rate  -  Excluding  the
Bar Graph showing the effective tax     effects  of   purchased   research  and
rate excluding tax benefit related to   development,  the Company experienced a
purchased R & D of 38% for 1992, 41%    decrease  in its  effective  income tax
for 1993, 30% for 1994, 32% for 1995,   rate  during  1996.  The  decrease  was
and 29% for 1996.                       mainly due to the  recognition of R & D
                                        tax   credits   earned  in  1996.   The
                                        Company's   1995   effective  tax  rate
                                        includes a tax benefit of $3.4  million
                                        related  to   purchased   research  and
                                        development.  Excluding  the effects of
                                        purchased research and development, the
                                        Company's effective tax rate was 32% in
                                        1995. This represents
an increase from 30% in 1994. The increase was primarily due to the realization of net operating loss carryforwards during 1994 for which a valuation allowance had previously been established.

         Net Income - The Company's net income decreased in both absolute dollars and as a percentage of total revenues from 1995 to 1996. During the fourth quarter of 1996, the Company recorded an expense for research and development costs associated with software products for which technological feasibility has not been established and for which no alternative future use existed arising from the purchase of Logicraft. The expense totaled $15.7 million. Excluding this expense, net income decreased 42% from $6.5 million in 1995 to $4.1 million in 1996. This decrease is mainly attributable to the decrease in revenues, the overall increase in operating expenses and the decrease in interest income during 1996. Net income decreased in both absolute dollars and as a percentage of total revenues from 1994 to 1995. During the second quarter of 1995, the Company recorded an expense for research and development costs associated with software products for which technological feasibility has not been established and for which no alternative future use existed arising from the purchase of OMI. The expense totaled $8.3 million and a tax benefit of $3.2 million was recognized. Additionally, during the third quarter of 1995, the Company recorded an expense for research and development costs associated with products for which technological feasibility has not been established and for which no alternative future use existed arising from the purchase of certain technologies from

Hotware, Inc. The expense totaled $450,000 and a tax benefit of $180,000 was recognized. Excluding these items, net income was $6.5 million, a 23% increase from 1994. This increase was due to higher sales volumes and an increase in interest income. See Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-K.



        [GRAPHIC OMITTED]                          [GRAPHIC OMITTED]
Bar Graph  showing net  income/(loss)   Bar  Graph  showing  net  income/(loss)
of $7.1 million for 1992, $(2.1) excluding restructuring charges, million for 1993, $5.3 million for purchased R & D, other unusual items 1994, $1.1 million for 1995 and and income from sale of technology of
$(11.6) million for 1996.               $3.3 million for 1992,  $(1.1)  million
                                        for 1993,  $5.3 million for 1994,  $6.5
                                        million for 1995 and $4.1 for 1996.




Liquidity and Capital Resources

         To date, the Company has financed its operations primarily through operating cash flow and equity financings. At December 31, 1996, the Company had cash and cash equivalents of $10.3 million. This represents a $9.6 million decrease in cash and cash equivalents from December 31, 1995 to December 31, 1996. As a result of the decrease in cash and cash equivalent, the Company intends to secure a $10 million unsecured revolving credit facility with a bank which will be used for general corporate and working capital purposes. This decrease in cash and cash equivalents is mainly attributable to the Logicraft acquisition and an increase in accounts receivable. The increase in accounts receivable is mainly due to a slowing in the collection process caused by a mid-year systems conversion along with personnel turnover in the collections area and the addition of Logicraft receivables due to the year-end acquisition. Accrued liabilities also showed a significant increase due mainly to the assumption of Logicraft liabilities and additional accruals for acquisition-related expenses.

         At December 31, 1995, the Company's cash and cash equivalents had decreased $11.7 million to $19.9 million from December 31, 1994. This decrease in cash and cash equivalents is mainly attributable to the OMI and Hotware acquisitions, a stock repurchase program, an increase in receivables and an increase in inventory at year end. The increase in accounts receivable is primarily attributable to third quarter sales resulting from extensions of payment terms to certain of the Company's distributors.
                                                                              29

         Capital expenditures were $1.1 million in 1996, $1.4 million in 1995 and $1.3 million in 1994. The Company believes that capital investments of property and equipment will approximate $1.0 million in 1997. The Company expects expenditures related to the completion of in-process technology of Logicraft Information Systems, Inc. acquired during 1996 to approximate $700,000 in 1997. The Company expects that existing cash balances, anticipated cash flow from operations and the anticipated revolving credit line referenced below will satisfy the Company's working capital and capital expenditure requirements for the foreseeable future.

               Inflation

         The  Company  does not  believe  that it is  significantly  impacted by
inflation  because  of  its  rapid  inventory   turnover  and  relatively  small
investment in capital assets.

Factors That May Affect Future Results and Financial Condition

         The Company's future operating results and financial condition are dependent on the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below.

         Fluctuations in Quarterly Operating Results - The Company's revenues may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, the introduction of new products by the Company or its competitors, and other factors, including pricing pressures and economic conditions in the United States and Europe. The Company operates with relatively little backlog and substantially all of its revenues in each quarter result from orders received in that quarter. In addition, the Company incurs significant operating start-up expenses in anticipation of future revenues. If near-term demand for the Company's products weakens or if orders are not shipped in any quarter as anticipated, the Company's results of operations for that quarter could be adversely affected. The Company's quarterly operating results may vary significantly depending on various factors, including the introduction of new products by the Company's competitors, market acceptance of new products, the mix of software and system sales, , adoption of new technologies and standards, prices and other forms of competition, the cost, quality and availability of third party components used in the Company's systems, changes in the Company's distribution arrangements, and the inability of the Company to accurately monitor end user demand for its products due to the sales of products through distributors and VARs and unanticipated product returns to the extent such returns exceed the Company's reserves for future returns. The Company's operating results will also be affected by the economic condition of the computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's common stock would likely decline, and such decline could be substantial.

         Dependence on Third Party Distributors - The Company derives substantially all of its product sales through distributors and VARs. Two of the Company's distributors accounted for 28% of the Company's revenues in 1996. The loss of certain distributors or VARs would have a material adverse effect on the Company's business and operating results. The Company's contractual relationships with its distributors and VARs are generally cancelable upon notice to the Company. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing, and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. Because the Company sells a significant portion of its products through distributors and VARs, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders may not be indicative of long-term end user demand. The Company's customers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, operating results, or financial condition. The Company's operating results could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly and, in many cases, may not be related to end user demand. New products may require different marketing, sales, and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's product would have a material adverse effect on the Company's business and results of operations.

         Dependence on Third Party Suppliers - The Company is dependent on a small number of third party vendors for the manufacturing of all of the Company's products. The Company also is dependent on a small number of suppliers for certain key components used in its product, including CD-ROM drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components, and has no long-term supply arrangements. The loss of any of the Company's third-party manufacturers or key suppliers could have a material adverse effect upon the Company's business, financial condition and operating results. Although the Company believes that alternative sources of product manufacturing and components could be arranged, the process of qualifying new suppliers could be lengthy. There can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and operating results.

         Rapid Technological Change; Potential for Product Defects - The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements, and frequent new product introductions and enhancements. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements, or otherwise achieve market acceptance. There can be no assurances that the Company will be successful in continuing to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological advances by others, or that these products will achieve market acceptance. In addition, companies in the industry have in the past experienced delays in the development, introduction, and marketing of new and enhanced products, and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Due to the complexity and sophistication, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Moreover, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such product. Furthermore, despite extensive testing, the Company has from time to time discovered defects only after its products have been commercially released. There can be no assurance that product defects will not cause delays in product introductions and shipments, cause loss of or delays in market acceptance, result in increased costs, require design modifications, or impair customer satisfaction. Any such event could materially adversely affect the Company's business, financial condition and results of operations.

         Over the past two years, CD-ROM drive technology has advanced significantly. Additionally, the pace of new drive introductions has increased. As a result, the Company may find itself holding an inventory of obsolete drives. Additionally, the Company's contracts with its distributors allow for product return, or price protection credits, based on current inventory levels of current and obsolete products under certain limited circumstances. The Company estimates and accrues an allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns, or price protection credits will not exceed the Company's estimates. Any of the foregoing events could materially adversely affect the Company's business, financial condition and results of operations.

         Competition - The markets for the Company's products are extremely competitive. The Company expects that competition will increase as more companies enter the market and as existing competitors continue to change and expand product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. The Company's current competitors in the CD-ROM networking market include other suppliers of CD-ROM networking software and hardware such as Meridian Data, Inc., Micro Design

International, CBS, Reed Technology and Information Services, Inc., Ornetix, SciNet, Inc., Axis Communication, Inc. and Compact Devices, Inc. The Company also competes indirectly with suppliers of personal computers and network operating systems such as Microsoft and Novell, to the extent such companies include CD-ROM networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD-ROM manufacturers. The Company's current competitors in the network management and certification market include other suppliers of network management and certification software and hardware such as Wavetek Corporation, Scope Communications, Inc., Fluke Corporation and Datacom Technologies, Inc. The Company's competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends, or changing customer requirements. There also can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, customer service, and technical support capabilities to compete successfully.

         Product Concentration - The Company currently derives substantially all of its revenue from its PentaScanner and DiscPort products. The market for these products is characterized by rapid technological advances, evolving standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. Any decrease in sales of the Company's PentaScanner or DiscPort products as a result of the foregoing or other factors would have a material adverse effect on the Company's business, financial condition and operating results.

         International Operations - Sales outside of North America account for 29%, 36% and 34% of the Company's revenues in 1996, 1995 and 1994, respectively. An important element of the Company's strategy is to expand its international operations. There can be no assurance that the Company will be able to continue to successfully localize, market, sell and deliver products internationally. The inability of the Company to successfully expand its international operations in a timely and cost effective manner could materially adversely affect the Company's business, financial condition and results of operations. The Company's business and results of operations could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and tariffs, duties and other trade barriers. The Company seeks to mitigate its direct exposure to exchange rate fluctuation by selling only in United States currency.

         Litigation - As described in this Annual Report under the caption "Legal Proceedings," the Company is a defendant in class action shareholder lawsuits and in other litigation incidental to the Company's business. The Company may be required to incur substantial legal fees and costs in defending against these legal proceedings, which could have a material adverse effect on the Company's operating results. Although the Company believes that the claims asserted against the Company in these proceedings are without merit, there can be no assurance that the Company will be successful in defending against any of the legal proceedings in which it is involved. Moreover, although the Company intends to vigorously defend itself against such proceedings, the Company could make a business decision to settle such claims instead of continuing to incur substantial legal fees and costs. Further, there can be no assurance that the Company will not be named as a defendant in additional legal proceedings, especially if the Company's actual operating results do not meet or exceed anticipated results. If the Company is unsuccessful in defending against any of these proceedings, decides to pay a substantial sum to settle any of the proceedings or is named as a defendant in additional legal proceedings, it could have a material adverse effect on the Company's business, financial condition and operating results.

         Dependence on Key Personnel; Management of Growth - Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. To manage its growth, the Company must continue to implement and improve its operational, financial, and management information systems and expand, train, and manage its workforce. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products, or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, debt or additional equity. The sale of additional equity could result in dilution in the equity ownership of the Company's shareholders. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Proprietary Rights - The Company's success depends in part upon protecting its proprietary technology. The Company relies on a combination of intellectual property laws, nondisclosure agreements and other protective measures to protect its proprietary information. There can be no assurance, however, that the steps taken by the Company will be adequate to deter misappropriation or independent third party development of its technology or that its intellectual property rights can be successfully defended if challenged. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. Given the rapid development of technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained or obtained on terms that are acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

         Consolidated balance sheets of the Company as of December 31, 1995 and 1996 and consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

MICROTEST, INC. AND SUBSIDIARIES

Consolidated Financial Statements
Years Ended December 31, 1994, 1995 and 1996, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors of
Microtest, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Microtest, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microtest, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Phoenix, Arizona

March 27, 1997

MICROTEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                               December 31,
                                                                          --------------------
ASSETS                                                                       1995        1996
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 19,907    $ 10,282
  Accounts receivable - less allowance for doubtful accounts of
    $521 and $582 and less returns reserve of $919 and $3,030               14,938      17,544
  Inventories - less reserve for obsolescence of $717 and $540 (Note 2)      6,814       6,163
  Prepaid expenses                                                             681         823
  Income taxes receivable (Note 4)                                           2,100         291
  Deferred income taxes (Note 4)                                             1,819       3,121
                                                                          --------    --------

          Total current assets                                              46,259      38,224

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net (Note 3)                          3,212       3,642

INTANGIBLES AND OTHER ASSETS - Net (Note 3)                                    448         832

DEFERRED INCOME TAXES (Note 4)                                                 239         615
                                                                          --------    --------

TOTAL                                                                     $ 50,158    $ 43,313
                                                                          ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  4,757    $  5,579
  Accrued liabilities (Note 9)                                               1,492       4,983
  Accrued payroll and employee benefits                                        882       1,079
                                                                          --------    --------

          Total liabilities                                                  7,131      11,641
                                                                          --------    --------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
  Common stock, .001 par value - authorized, 15,000,000 shares;
    issued, 8,159,058 and 8,159,058 shares                                       8           8
  Additional paid-in capital                                                32,546      32,593
  Retained income/(Deficit)                                                 11,455        (485)
  Common stock in treasury at cost - 63,824 and 27,970 shares                 (982)       (444)
                                                                          --------    --------

          Total stockholders' equity                                        43,027      31,672
                                                                          --------    --------

TOTAL                                                                     $ 50,158    $ 43,313
                                                                          ========    ========

See notes to consolidated financial statements.

MICROTEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                  Years Ended December 31,
                                           -------------------------------
                                              1994        1995      1996
REVENUES (Notes 8 and 9)                   $ 39,574   $ 52,537    $ 50,442

COST OF SALES                                16,584     21,961      20,452
                                           --------   --------    --------

          Gross profit                       22,990     30,576      29,990
                                           --------   --------    --------

OPERATING EXPENSES:
  Sales and marketing (Note 9)                8,739     12,585      14,334
  Research and development                    4,063      5,913       6,414
  General and administrative                  3,410      3,694       4,191
                                           --------   --------    --------

          Total operating expenses           16,212     22,192      24,939
                                           --------   --------    --------

UNUSUAL ITEM - Purchased R & D (Note 5)                 (8,776)    (15,697)
                                           --------   --------    --------

INCOME (LOSS) FROM OPERATIONS                 6,778       (392)    (10,646)

INTEREST INCOME - Net                           743      1,232         762
                                           --------   --------    --------

INCOME/(LOSS) BEFORE INCOME TAXES             7,521        840      (9,884)

INCOME TAX PROVISION/(BENEFIT) (Note 4)       2,231       (305)      1,711
                                           --------   --------    --------

NET INCOME/(LOSS)                          $  5,290   $  1,145    $(11,595)
                                           ========   ========    ========


NET INCOME/(LOSS) PER COMMON
   AND EQUIVALENT SHARE                    $    .64   $    .13    $ (1 .43)
                                           ========   ========    ========

COMMON AND EQUIVALENT SHARES OUTSTANDING      8,269      8,534       8,104
                                           ========   ========    ========

See notes to consolidated financial statements.

MICROTEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands)
--------------------------------------------------------------------------------

                                                     Common Stock            Treasury Stock     Additional  Retained      Total
                                                  --------------------   ---------------------   Paid-In     Income/   Stockholders'
                                                   Shares     Amount      Shares      Amount     Capital    (Deficit)     Equity
BALANCE, JANUARY 1, 1994                             7,632   $      8        (78)   $   (468)   $ 27,693    $  6,200    $ 33,433
  Common stock issued upon:
    Exercise of stock options                          327                                         1,125                   1,125
    Employee Stock Purchase Plan                        30                                           184                     184
    Exercise of stock warrants                                                44         264                     (96)        168
  Disqualifying dispositions of stock options                                                        379                     379
  Net income                                                                                                   5,290       5,290
                                                  --------   --------    --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 1994                           7,989          8        (34)       (204)     29,381      11,394      40,579
  Common stock issued upon:
    Exercise of stock options                          161                   128       2,019         914      (1,084)      1,849
    Employee Stock Purchase Plan                         9                     7         114         130                     244
  Disqualifying dispositions of stock options                                                      2,121                   2,121
  Treasury stock purchase                                                   (165)     (2,911)                             (2,911)
  Net income                                                                                                   1,145       1,145
                                                  --------   --------    --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 1995                           8,159          8        (64)       (982)     32,546      11,455      43,027
  Common stock issued upon:
    Exercise of stock options                                                 27         394           4        (279)        119
    Employee Stock Purchase Plan                                              20         254                     (66)        188
  Disqualifying dispositions of stock options                                                         43                      43
  Treasury stock purchase                                                    (11)       (110)                               (110)
  Net loss                                                                                                   (11,595)    (11,595)
                                                  --------   --------    --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 1996                           8,159   $      8        (28)   $   (444)   $ 32,593    $   (485)   $ 31,672
                                                  ========   ========    ========    ========    ========    ========    ========

See notes to consolidated financial statements.
                                      -40-

MICROTEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                                  Years Ended December 31,
                                                                            --------------------------------
                                                                              1994        1995        1996
OPERATING ACTIVITIES:
  Net income/(loss)                                                         $  5,290    $  1,145    $(11,595)
  Adjustments to reconcile net income/(loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                            1,751       1,512       1,460
      Deferred provision for income taxes                                     (1,132)        370        (833)
      Allowance for doubtful accounts                                             90         311          61
      Deferred rent                                                              (38)        (27)        (32)
      Loss on sale of marketable securities                                       76
      Compensation expense related to vested, non-qualified stock options          4
      Purchased R & D - net of related tax benefit                                         5,386      15,697
  Change in operating assets and liabilities:
    Accounts receivable                                                         (734)     (8,984)       (321)
    Inventories                                                               (2,315)     (3,300)      1,107
    Prepaid expenses and other assets                                             85        (217)        (20)
    Accounts payable                                                           1,216       1,423      (1,610)
    Accrued liabilities                                                        1,660      (1,053)      1,089
    Income taxes payable                                                       1,496        (941)
    Income taxes receivable                                                    1,687          21       1,852
                                                                            --------    --------    --------

          Net cash provided by (used in) operating activities                  9,136      (4,354)      6,855
                                                                            --------    --------    --------

INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements                           (1,278)     (1,383)     (1,056)
  Acquisitions - net of cash acquired                                                     (5,100)    (15,621)
  Proceeds from sale of marketable securities                                  7,895
                                                                            --------    --------    --------

          Net cash provided by (used in) investing activities                  6,617      (6,483)    (16,677)
                                                                            --------    --------    --------

FINANCING ACTIVITIES:
  Proceeds from sale of common and treasury stock                              1,097       2,065         307
  Purchase of treasury stock                                                              (2,911)       (110)
                                                                            --------    --------    --------

          Net cash provided by (used in) financing activities                  1,097        (846)        197
                                                                            --------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              16,850     (11,683)     (9,625)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  14,740      31,590      19,907
                                                                            --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 31,590    $ 19,907    $ 10,282
                                                                            ========    ========    ========

See notes to consolidated financial statements.

MICROTEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Microtest, Inc. and its wholly-owned subsidiaries, Microtest, Inc., International, a foreign sales corporation, Optical Media International and Logicraft Information Systems, Inc. (collectively, the "Company"). All intercompany transactions are eliminated. The Company develops, markets and supports products that make it easier to manage and service local area networks.

      The following are the significant accounting policies of the Company:

      a. Inventories are stated at the lower of cost (first-in, first-out ("FIFO") basis) or market.

      b. Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed utilizing the straight-line method based on the estimated useful lives of the related assets or, for leasehold improvements, the lease term, if shorter. Estimated useful lives are as follows:

                                                                     Useful Life

          Equipment                                                  3 - 5 years
          Furniture and fixtures                                         7 years
          Leasehold improvements                                         5 years

      c. Income Taxes - Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

      d. Research and Development Expenses - Costs and expenses which can be clearly identified as research and development are charged to research and development expense as incurred. Costs which relate to prototype and experimental models which are sold to customers are charged to cost of sales.

      e. Revenue Recognition - The Company recognizes revenue from product sales to distributors upon shipment. Sales to distributors in the United States, Canada and Europe account for the majority of the Company's net sales. The Company recognizes revenue from product sales to direct end users upon customer commitment. The Company has established a program which, under specified conditions, enables distributors and resellers to return products to the Company for credit against additional purchases or in the event the Company reduces its selling prices, to receive credits for the reduction in selling price. The amount of potential product returns, including returns under the Company's warranty program, and credits for selling price reductions, is estimated and provided for in the period of sale.

      f. Consolidated Statements of Cash Flows - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

      g. Net income (loss) per common and equivalent share has been computed using the weighted average number of common shares and common share equivalents outstanding during each period. Stock options and warrants have been included as common equivalent shares utilizing the treasury stock method only when their effect is dilutive.

      h. Stock Based Compensation - The Company accounts for its stock based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of employee stock based transactions (Note 7).

      i. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      j. Product Concentration - The market for the Company's products is characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company has derived substantially all of its revenues from the development and sales of a limited number of cable management and network connectivity devices for the local area network ("LAN") industry.

      k. Reclassifications - Certain reclassifications were made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

2.    INVENTORIES

      Inventories consisted of the following at December 31:

                                                              1995       1996
                                                          (Amounts in Thousands)

Raw materials                                               $ 1,647    $ 1,242
Work-in-progress                                                 23        153
Finished goods                                                5,861      5,308
                                                            -------    -------
Total                                                         7,531      6,703
Less reserve for obsolescence                                  (717)      (540)
                                                            -------    -------
Inventories - net                                           $ 6,814    $ 6,163
                                                            =======    =======

3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS AND INTANGIBLES

      Equipment and leasehold improvements consisted of the following at December 31:


                                                             1995       1996
                                                          (Amounts in Thousands)

Equipment                                                  $ 5,081    $ 6,522
Furniture and fixtures                                       1,469      1,530
Leasehold improvements                                         503        533
                                                           -------    -------
Total                                                        7,053      8,585
Less accumulated depreciation and amortization              (3,841)    (4,943)
                                                           -------    -------
Equipment and leasehold improvements - net                 $ 3,212    $ 3,642
                                                           =======    =======


      Intangibles consisted of the following at December 31:


                                                             1995       1996
                                                          (Amounts in Thousands)

Purchased software                                         $ 1,355    $   594
Non-compete agreement and other intangibles                    902        238
                                                           -------    -------
Intangibles - gross                                          2,257        832
Less accumulated amortization                               (1,985)
                                                           -------    -------

Intangibles - net                                          $   272    $   832
                                                           =======    =======


      Purchased software and other intangibles are amortized over their estimated useful life of 2 to 3 years. Amortization is accelerated when there is deemed to be a reduction in the estimated revenues or other benefits arising from such intangibles.

4.    INCOME TAXES

      The components of the provision for income taxes for the years ended December 31 are as follows:


                                                    1994       1995      1996
                                                     (Amounts in Thousands)
Current:
  Federal                                         $ 2,982    $  (675)   $ 2,326
  State                                               381                   149
  Foreign                                                                    69
                                                  -------    -------    -------
Total current provision                             3,363       (675)     2,544
Deferred                                           (1,132)       370       (833)
                                                  -------    -------    -------
Total provision for income taxes                  $ 2,231    $  (305)   $ 1,711
                                                  =======    =======    =======

      The Company's current income tax liability was reduced and additional paid-in capital increased approximately $379,000, $2,121,000 and $43,000 during 1994, 1995 and 1996, respectively, resulting from disqualifying dispositions of incentive stock options. Cash payments for income taxes were approximately $1,864,000, $3,329,000 and $750,000 in 1994, 1995 and
      1996, respectively.

      A reconciliation of the difference between the provision for income taxes and income taxes at the statutory United States federal income tax rate is as follows for the years ended December 31:

                                                                    1994       1995       1996
                                                                       (Amounts in Thousands)
Income taxes at statutory United States federal income tax rate   $ 2,557    $   286    $(3,361)
Increase (decrease) in taxes:
  Acquired research and development                                                       5,337
  State taxes - net                                                   451         50         90
  Research and development credits                                   (224)      (350)      (111)
  Tax exempt interest income                                         (104)      (363)      (261)
  Reversal of valuation allowance                                    (599)
  Other - net                                                         150         72         17
                                                                  -------    -------    -------

Total                                                             $ 2,231    $  (305)   $ 1,711
                                                                  =======    =======    =======

      The components of deferred income taxes at December 31 are as follows:


                                                          1995       1996
                                                      (Amounts in Thousands)

Current:
  Nondeductible accruals and reserves                   $ 1,549    $ 2,880
  Inventory costs capitalized for income tax purposes       270        241
                                                        -------    -------

Total current                                             1,819      3,121
                                                        -------    -------

Noncurrent:
  Excess of tax over book depreciation                     (153)       (71)
  Excess of book over tax amortization                      293        466
  Deferred rent                                              29         10
  Deferred compensation                                      70        210
                                                        -------    -------

Total noncurrent                                            239        615
                                                        -------    -------

Total deferred income taxes                             $ 2,058    $ 3,736
                                                        =======    =======


5.    ACQUISITIONS

      On December 17, 1996, the Company purchased all of the issued and outstanding shares of capital stock (the "Logicraft Stock") of Logicraft Information Systems, Inc., a Delaware corporation ("Logicraft"). The consideration for the acquisition of all of the Logicraft stock was $12,517,000 in cash. Additionally, Microtest assumed $4,483,000 in debt that Logicraft owed to Information Handling Services, Inc. ("IHS"), the previous majority owner of Logicraft. Immediately following the closing, this debt was repaid. Logicraft develops and sells CD-ROM networking products and technologies. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. As a result of the allocation of the purchase price, the Company recorded an expense of $15,697,000 in the fourth quarter of 1996 to record the value of software research it acquired relating to products for which technological feasibility has not been established and for which no alternative future use existed.

      The Company is still in the process of evaluating the fair value of the assets of Logicraft and may adjust the allocation of the purchase price in 1997.

      On June 6, 1995, the Company acquired all of the outstanding capital stock of Optical Media International ("OMI"), a California corporation, for cash of $4,000,000 and assumption of OMI-related debt of $660,000. OMI specializes in CD-ROM and CD-Recordable technology. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. As a result of the allocation of the purchase price, the Company recorded an expense of $8,326,000 and related tax benefit of $3,210,000 in the second quarter of 1995 to record the value of software research it acquired relating to products for which technological feasibility has not been established and for which no alternative future use existed.

      The accompanying consolidated statements of operations reflect the operating results of Logicraft and OMI since the effective dates of the acquisitions. Pro forma unaudited consolidated operating results of the Company, OMI and Logicraft for the years ended December 31, 1995 and 1996, assuming the acquisitions had been made as of January 1, 1995, are summarized below:

                                                    Year Ended
                                  December 31, 1995            December 31, 1996
                                              (In Thousands, Except
                                                 Per Share Amounts)

     Net revenues                           $ 67,796                    $ 64,747
                                            ========                    ========
     Net (loss)                             $ (1,445)                   $    171
                                            ========                    ========
     Net (loss) per common share            $   (.$6)                   $    .02
                                            ========                    ========


      These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the decrease in interest income imputed on the consideration for the acquisitions, the decrease in amortization expense as a result of applying the purchase method of accounting for the acquisitions and the increase in amortization expense associated with the capitalization of certain acquisition costs. The pro forma results exclude the expenses related to the purchase of in-process R & D in 1995 and 1996. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been affected on the assumed dates.

6.    COMMITMENTS AND CONTINGENCIES

      Future minimum rental payments due under the Company's office operating leases are as follows:


                                                                     (Amounts in
                                                                      Thousands)
     1997                                                                 $  742
     1998                                                                    241
     1999                                                                    232
     2000                                                                    206
     2001                                                                    148
     2002                                                                     12
                                                                          ------
     Total minimum rental payments                                        $1,581
                                                                          ======


      Rent expense for 1994, 1995 and 1996 was approximately $673,000, $691,000 and $982,000, respectively.

      In September and October 1996, two purported class action lawsuits were filed against the Company in the Maricopa County Superior Court for the State of Arizona. The suits allege, among other things, that certain statements made by the Company and its representatives, as well as the financial statements contained in the Company's Quarterly Reports on Form 10-Q filed during 1995, were false and misleading. The Company believes that the shareholder lawsuits are without merit and it intends to vigorously defend against them. The Company expects that the ultimate resolution of the lawsuits will not have a material effect on the Company's financial position and the results of operations taken as a whole.

      The Company is involved in certain legal matters, the outcome of which is currently unknown. Management believes that the Company's liability, if any, will not have a material adverse effect on the Company's financial condition and results of operations.

      The Company utilizes contract manufacturing for virtually all of its product requirements. Under these agreements, the Company is obligated to purchase in the ordinary course of business products manufactured under these contracts at contract prices. Some contracts require the Company to purchase all inventory and components in the event of contract cancellation.

7.    EMPLOYEE BENEFIT PLANS

      Stock Plans - The Company currently has five fixed stock option plans: the 1989 Incentive Stock Option Plan ("1989 Incentive Plan"), the 1989
      Non-Qualified Stock Option Plan ("1989 Non-Qualified Plan"), the 1995 Long-Term Incentive Plan ("LTIP"), the 1993 Non-Employee Directors Plan ("1993 Directors Plan"), and the 1993 Annual Non-Employee Directors Plan ("1993 Annual Plan"). The 1989 Incentive Plan permitted the granting of options to employees and the 1989 Non-Qualified Plan permitted the granting of options to employees, directors, and consultants to purchase the Company's common stock at not less than the fair market value on the date of grant. Both of these plans were canceled upon adoption of the LTIP on May 10, 1995, although grants outstanding at the time of cancellation were not affected. The LTIP permits the granting of incentive stock options, non-qualified stock options and other stock-based awards to employees, officers, and consultants to purchase the Company's common. The Company is authorized to grant options to acquire up to 600,000 shares under the LTIP. The period during which options granted under the above plans are exercisable is fixed by the Board of Director at the date of grant but is not to exceed ten years. The 1993 Directors Plan permits the one-time grant of 10,000 options to purchase the Company's common stock and the 1993 Annual Plan permits the annual grant of 5,000 options to purchase the Company's common stock to each non-employee director at not less than the fair market value on the date of grant. Under the two directors plans, the Company is authorized to grant options to acquire up to 200,000 shares. Vesting of options granted under these two plans is defined by the plan with a term not to exceed five years.

      A summary of the status of the Company's five fixed stock options plans as of December 31, 1994, 1995, 1996, and changes during the years ending on those dates is presented below:

                                    1994                     1995                     1996
                            ----------------------   -----------------------  ----------------------
                                        Weighted                  Weighted                Weighted
                                         Average                  Average                  Average
                                        Exercise                  Exercise                Exercise
                              Shares      Price        Shares      Price        Shares      Price
Outstanding at
beginning of year             1,103,938    $4.79      1,135,821     $7.61     1,432,304     $12.43
Granted                         462,850   $11.17        653,330    $18.23       589,148      $8.86
Exercised                      (327,128)   $3.44       (288,862)    $6.39       (26,567)     $4.74
Cancelled                      (103,839)   $5.26        (67,985)   $11.60      (621,609)    $17.06
                           -----------------------  ------------------------ -----------------------
Outstanding at end
of year                       1,135,821    $7.61      1,432,304    $12.43     1,373,276      $9.00
                           =======================  ======================== =======================
Options exercisable at
end of year                     313,547                 415,939                 622,289
                           =============            =============            =============

Weighted average fair
   value of options granted
   during the year                                                  $  9.74                $  4.20
                                                                 ===========              ==========

      The following table summarizes information about stock options outstanding at December 31, 1996:


                                  Options Outstanding                  Options Exercisable
                       ------------------------------------------  -----------------------------
                                         Weighted
                           Number        Average      Weighted         Number        Weighted
                        Outstanding     Remaining      Average       Exercisable     Average
Range of                   as of       Contractual    Exercise          as of        Exercise
Exercise Prices           12/31/96    Life (in yrs)     Price         12/31/96        Price
------------------------------------------------------------------------------------------------
 $3.80-$5.50               330,250        6.61          $5.13          281,421         $5.11
 $6.25-$9.00               368,465        8.37          $7.82          165,751         $7.73
 $9.50-$13.25              549,132        8.67          $9.93          117,154        $10.24
$14.63-$20.25              114,929        5.49         $18.21           52,863        $18.78
$23.50-$24.25               10,500        3.34         $23.54            5,100        $23.52
                      =========================================================================
 $3.80-$24.25            1,373,276        7.78          $9.00          622,289         $8.09
                       =========================================================================

      On May 18, 1992, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). A total of 200,000 shares of common stock is reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, as defined. The weighted-average fair value of those purchase rights granted in 1995 and 1996 was $3.89 and $8.29. Transactions related to the plan are summarized as follows:




                                                                Weighted Average
                                                    Shares       Purchase Price
                                                   --------      --------------
     Available at December 31, 1993                192,936
        Purchases                                  (29,978)        $    6.13
                                                   --------
     Available at December 31, 1994                162,958
        Purchases                                  (16,080)        $   15.16
                                                   --------
     Available at December 31, 1995                146,878
        Purchases                                  (20,499)        $    9.04
                                                   --------
     Available at December 31, 1996                126,379
                                                   ========



     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its fixed stock options plans and its stock purchase plan. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share for the years ended December 31, 1995 and 1996 would have been reduced to the pro forma amounts indicated below:

                                        December 31, 1995      December 31, 1996
                                        -----------------      -----------------
     Net income/(loss)
            As reported (in '000s)          $   1,145            ($  11,595)
            Pro forma (in '000s)            ($    729)           ($  13,577)

     Net income/(loss) per common and
     equivalent share
            As reported                     $       0.13         ($    1.43)
            Pro forma                       ($      0.09)        ($    1.69)

      The fair value of options granted under the Company's fixed stock option plans during 1995 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-averaged assumptions used:

                                                       1995              1996
                                                      -------           -------

     Expected volatility                               75.00%            75.00%
     Expected term                                    4 years           4 years
     Dividend yield                                     0.00%             0.00%
     Risk-free interest rate                            6.90%             5.45%


     The fair value of purchase rights granted under the Employee Stock Purchase Plan is measured using the Black-Scholes option-pricing model with the following weighted-averaged assumptions used:

                                                       1995              1996
                                                      -------           -------

     Expected volatility                               75.00%            75.00%
     Expected term                                     1 year            1 year
     Dividend yield                                     0.00%             0.00%
     Risk-free interest rate                            6.38%             5.12%



      401(k) Plan - Under the Company's 401(k) Plan, full-time employees may contribute to the Plan between 1% and 15% of their total covered compensation, in lieu of receiving such amounts as taxable salary or wages. The Company may, in its discretion, make matching contributions equal to a percentage of an employee's covered compensation contributed to the 401(k) Plan for the year, or in a fixed dollar amount, as determined each year by the Board of Directors. The Company's contribution to the Plan was approximately $78,000, $137,000 and $117,000 during 1994, 1995 and 1996, respectively.

8.    EXPORT SALES

      Export  sales,  primarily  to  customers  in  Europe,  were  approximately
      $13,400,000,   $19,080,000   and  $14,783,000  in  1994,  1995  and  1996,
      respectively.

9.    OTHER

      Major customers accounting for more than 10% of total revenues in any given year are summarized below. Percentage of revenue amounts are not presented if less than 10% in any year.


     Customer                               1994           1995             1996
         A                                   19%            21%
         B                                   15%                             11%
         C                                   14%            15%              18%


      Sales and marketing expenses included advertising expense of approximately
      $1,270,000,   $1,909,000   and   $2,056,000   in  1994,   1995  and  1996,
      respectively.

      Accrued liabilities include accrued acquisition expenses of $1,093,000 at December 31, 1996.
                                                                              50

10.   UNAUDITED QUARTERLY FINANCIAL INFORMATION



                                                      1995 Quarters
                                    --------------------------------------------
                                        First      Second      Third     Fourth
                                       (In Thousands, Except Per Share Amounts)

     Total revenues                   $ 12,643   $ 14,014    $ 15,154   $ 10,726
     Cost of sales and services          4,762      5,526       6,408      5,265
     Gross profit                        7,881      8,488       8,746      5,461
     Net income/(loss)                   1,876     (3,030)      1,840        459
     Net income/(loss) per common and
       equivalent share               $    .22   $   (.37)   $    .22   $    .06



                                                    1996 Quarters
                                    --------------------------------------------
                                        First     Second      Third      Fourth
                                      (In Thousands, Except Per Share Amounts)

     Total revenues                   $ 11,960   $ 12,666   $ 12,136   $ 13,680
     Cost of sales and services          5,001      5,501      4,853      5,097
     Gross profit                        6,959      7,165      7,283      8,583
     Net income/ (loss)                    707        982        991    (14,275)
     Net income/(loss) per common and
     equivalent share                 $    .09   $    .12   $    .12   $  (1.75)



      Net charges relating to the acquisition of R&D were $5,116,000, $.63 per common and equivalent share, in the second quarter of 1995 and $270,000, $.03 per common and equivalent share, in the third quarter of 1995. Charges relating to the acquisition of R & D were $15,697,000, $1.92 per common and equivalent share, in the fourth quarter of 1996.

      Quarterly results for 1996 vary from the previously published results due to changes to recording sales under the Company's direct end user sales program during the second, third and fourth quarters of 1996. Previously published Quarterly Reports on Form 10-Q were changed by reducing second quarter total revenues, cost of sales and services, gross profit, net income and net income per common and equivalent share by $654,000, $163,000, $491,000, $334,000 and $.04, respectively and third quarter total revenues, costs of sales and services, gross profit, net income and net income per common and equivalent share by $871,000, $218,000, $653,000, $444,000 and $0.5, respectively. As a result of changes to second and third quarter, fourth quarter total revenues, cost of sales and services, gross profit, and net income were increased by $1,525,000, $381,000, $1,144,000 and $778,000, respectively, which reduced the loss by $.10 per share.

      The sum of quarterly earnings per share information may not agree to the annual amount due to the use of the treasury stock method.

      For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end with the fourth quarter ending on December 31.

                                   * * * * * *

ITEM 9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
         ----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         The Company has never filed a Current Report on Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure or otherwise.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
         ------------------------------------------------

         Information concerning continuing directors, nominees and executive officers of the Company is set forth under the caption "Information Concerning Directors, Nominees and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be held on July 23, 1997, which is incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.


ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

         Information responsive to this Item 11 is incorporated by reference to the caption "Executive Compensation", "Employment Agreements" and "Change of Control Arrangements" in the Proxy Statement; provided, however, that the "Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the Proxy Statement are not incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Information concerning the common stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding common stock is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         Information responsive to this Item 13 is incorporated herein by reference to "Certain Transactions and Relationships" in the Proxy Statement.


                                     PART IV


ITEM 14. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K.
         -------------------------------------------------------------------

         (a)      Financial Statements and Schedules.
                  -----------------------------------               Page or
                                                                Method of Filing
                                                                ----------------
                  (i)      Financial Statements.
   (1)  Independent Auditors' Report................................     Page 37
   (2)  Consolidated Financial Statements:
         Balance Sheets - December 31, 1995 and 1996................     Page 38
         Statements of Operations - For the Years Ended December 31,
         1994, 1995 and 1996........................................     Page 39
         Statements of Stockholders' Equity - For the Years Ended
         December 31, 1994, 1995 and 1996...........................     Page 40
         Statements of Cash Flows - For the Years Ended December 31,
         1994, 1995 and 1996........................................     Page 41
         Notes to Consolidated Financial Statements - December 31,
         1994, 1995 and 1996........................................     Page 42

                  (ii)     Financial Statements Schedules.

                  Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

         (b)      Reports on Form 8-K.

                  On December 30, 1996, the Company filed a Current Report on Form 8-K dated December 17, 1996, disclosing its acquisition of Logicraft Information Systems, Inc. The required financial statements relating to the acquisition were filed on March 3, 1997.

                  (c)      Exhibits.
                           ---------

Exhibit
Number           Description                                                           Method of Filing
3.1              Amended and Restated Certificate of Incorporation of the Company,     Incorporated by reference
                 dated May 19, 1992                                                    to Exhibit 3.1 to Form S-1
                                                                                       Registration Statement
                                                                                       #33-52264 ("Form S-1
                                                                                       #33-52264")

3.2              Bylaws of the Company                                                 Incorporated by reference
                                                                                       to Exhibit 3.2 to Form S-1
                                                                                       #33-52264

10.1             Lease Agreement between Camelback Associates II Limited Partnership   Incorporated by reference
                 and the Company dated June 19, 1992, relating to Company's            to Exhibit 10.5 to Form S-1
                 principal offices and facilities                                      #33-52264

10.2             Incentive Stock Option Plan                                           Incorporated by reference
                                                                                       to Exhibit 10.7 of
                                                                                       Amendment No. 1 to Form S-1
                                                                                       #33-52264

10.3             Non-Qualified Stock Option Plan                                       Incorporated by reference
                                                                                       to Exhibit 10.8 of
                                                                                       Amendment No. 1 to Form S-1
                                                                                       #33-52264

10.4             Employee Stock Purchase Plan                                          Incorporated by reference
                                                                                       to Exhibit 10.9 of
                                                                                       Amendment No. 1 to Form S-1
                                                                                       #33-52264

10.5             401(k) Retirement Savings Plan                                        Incorporated by reference
                                                                                       to Exhibit 10.12 to Form
                                                                                       S-1 #33-52264

10.6             Non-Employee Directors Stock Option Plan                              Incorporated by reference
                                                                                       to Exhibit 4 to Form
                                                                                       S-8 #33-67948
10.7             Annual Non-Employee Directors Stock Option Plan                       Incorporated by reference
                                                                                       to Exhibit 4 to Form
                                                                                       S-8 #33-79070
10.8             Form of Indemnity agreement between directors and certain officers    Incorporated by reference
                 of the Company and the Company                                        to Exhibit 10.18 to Form
                                                                                       S-1 #33-52264

10.9             Agreement of Purchase and Sale of Stock between Optical Media         Incorporated by reference
                 International and the Company dated June 6, 1995                      to Exhibit 2 of Form 8-K
                                                                                       Report dated June 6, 1995

10.10            1994 Profit Sharing Plan                                              Incorporated by reference
                                                                                       to Exhibit 10.15 of Form
                                                                                       10-K Report dated December
                                                                                       31, 1993

10.11            Long-Term Incentive Plan                                              Incorporated by reference
                                                                                       to Exhibit 10.16 of Form
                                                                                       10-K Report dated December
                                                                                       31, 1994

10.12            Deferred Compensation Plan                                            Incorporated by reference
                                                                                       to Exhibit 10.17 of Form
                                                                                       10-K Report dated December
                                                                                       31, 1994

10.13            Agreement of Purchase and Sale of Stock between Logicraft             Incorporated by reference
                 Information Systems, Inc. and the Company dated December 17, 1996     to Exhibit 2 of Current
                                                                                       Report on Form 8-K dated
                                                                                       December 17, 1996

11               Statement Regarding Computation of Per Share Earnings                 Filed herewith

21               Subsidiaries of the Registrant                                        Filed herewith

23               Consent of Deloitte & Touche LLP                                      Filed herewith

24.1             Power of Attorney of Dianne C. Walker                                 Filed herewith

24.2             Power of Attorney of Roger C. Ferguson                                Filed herewith

24.3             Power of Attorney of Steven G. Mihaylo                                Filed herewith

24.4             Power of Attorney of William C. Turner                                Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1997.

                                        MICROTEST, INC.

                                        By:/s/Richard G. Meise
                                           -------------------------------------
                                              Richard G. Meise
                                              President & Chief Executive
                                              Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name and Signature                      Title                                               Date
------------------                      -----                                               ----

/s/ Richard G. Meise                    Chief Executive Officer, President & Chairman of    March 31, 1997
------------------------
Richard G. Meise                        the Board (Principal Executive Officer)
Roger C. Ferguson


/s/ Richard R. Douglas                  V.P. & Chief Financial Officer (Principal           March 31, 1997
------------------------                Financial and Accounting Officer)
Richard R. Douglas



         *                              Director                                            March 31, 1997
--------------------------
Roger C. Ferguson

         *                              Director                                            March 31, 1997
--------------------------
Steven G. Mihaylo

         *                              Director                                            March 31, 1997
--------------------------
William C. Turner

         *                              Director                                            March 31, 1997
--------------------------
Dianne C. Walker

* By /s/ Richard G. Meise                                                                   March 31, 1997
     ---------------------
         Richard G. Meise
         Attorney-in-Fact

                                 MICROTEST, INC.
                                   EXHIBIT 11
                       STATEMENT OF COMPUTATION OF COMMON
                          AND COMMON EQUIVALENT SHARES

                    (In Thousands, Except Per Share Amounts)


                                                    Year ended December 31,
                                               ---------------------------------
                                                  1994        1995       1996
                                                  ----        ----       ----

Net income/(loss)                              $  5,290    $  1,145    $(11,595)
                                               ========    ========    ========

Common shares outstanding at end of period        7,955       8,095       8,131

Adjustment to reflect weighted average for
   shares issued during period                     (229)        (22)        (27)

Adjustments for options and warrants calculated
   under the treasury stock method:
       Options                                      512         461        --
       Warrants                                      31        --          --
                                               --------    --------    --------

Common and equivalent shares outstanding          8,269       8,534       8,104
                                               ========    ========    ========

Net income/(loss) per share                    $   0.64    $   0.13    $  (1.43)
                                               ========    ========    ========