Form 10-Q
period 1997-03-29
MICROTEST INC
filed 1997-05-13
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 29, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20666

                                 MICROTEST, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              86-0485884
        ----------------                                          ----------
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

As of May 9, 1997, 8,130,983 shares of the registrant's common stock were outstanding.

                         This document contains 15 pages
                         -------------------------------

                                      INDEX
                                      -----

                                 MICROTEST, INC.

                                                                         Page
Facing Page                                                               1

Index                                                                     2

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets                               3

      Condensed Consolidated Statements of Income                         4

      Condensed Consolidated Statements of Cash Flows                     5

      Notes to Unaudited Condensed Consolidated Financial Statements     6-7

Item 2 - Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                               8-10

PART II.  OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings                                               10

Item 2 - Changes in Securities                                           11

Item 3 - Defaults Upon Senior Securities                                 11

Item 4 - Submission of Matters to a Vote of Security Holders             11

Item 5 - Other Information                                               11

Item 6 - Exhibits and Reports on Form 8-K                                11

Signatures                                                               12

Exhibit 11 - Statement regarding computation of per share earnings       13

Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe
           Harbor Complaince Statement for Forward-Looking Statements    14 - 15

PART I.  FINANCIAL STATEMENTS

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                       March 29,         December 31,
                                                                    1997 (unaudited)         1996
                                                                    ----------------     ------------
                                 ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                        $  7,482           $ 10,282
      Accounts receivable - less allowance for doubtful
         accounts of $723 and $582, respectively and less
         returns reserve of $1,446 and $3,030, respectively              12,006             17,544
      Inventories - net                                                   8,201              6,163
      Prepaid expenses                                                    1,503                823
      Income taxes receivable                                               689                291
      Deferred income taxes                                               3,121              3,121
                                                                       --------           --------
           Total current assets                                          33,002             38,224

PROPERTY, PLANT AND EQUIPMENT - less accumulated
      depreciation of $5,320 and $4,943, respectively                     3,676              3,642

INTANGIBLES AND OTHER ASSETS                                                789                832

DEFERRED INCOME TAXES                                                       615                615
                                                                       --------           --------

TOTAL                                                                  $ 38,082           $ 43,313
                                                                       ========           ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                 $  2,743           $  5,579
      Accrued liabilities                                                 3,268              4,983
      Accrued payroll and employee benefits                               1,030              1,079
                                                                       --------           --------
           Total liabilities                                              7,041             11,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value - authorized, 15,000,000 shares;
         issued 8,159,058 and 8,159,058 shares                                8                  8
      Additional paid-in capital                                         32,596             32,593
      Deficit                                                            (1,134)              (485)
      Common stock in treasury at cost - 27,476 and 27,970                 (429)              (444)
                                                                       --------           --------
           Total stockholders' equity                                    31,041             31,672
                                                                       --------           --------

TOTAL                                                                  $ 38,082           $ 43,313
                                                                       ========           ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (unaudited)
                                 (In thousands)


                                                         Three Months Ended
                                                       ------------------------
                                                       March 29,      March 30,
                                                         1997           1996
                                                       ---------      ---------

TOTAL REVENUES                                         $ 11,113       $ 11,960

TOTAL COST OF SALES                                       4,347          5,001
                                                       --------       --------

GROSS PROFIT                                              6,766          6,959

OPERATING EXPENSES:
      Sales and marketing                                 5,025          3,403
      Research and development                            2,035          1,611
      General and adminstrative                           1,237          1,060
                                                       --------       --------

           Total operating expenses                       8,297          6,074

(LOSS)/INCOME FROM OPERATIONS                            (1,531)           885

INVESTMENT INCOME                                           118            215
                                                       --------       --------

(LOSS)/INCOME BEFORE INCOME TAXES                        (1,413)         1,100

INCOME TAX (BENEFIT)/PROVISION                             (427)           393
                                                       --------       --------

NET (LOSS)/INCOME                                      $   (986)      $    707
                                                       ========       ========

NET (LOSS)/INCOME PER COMMON AND
      EQUIVALENT SHARE                                 $  (0.12)      $   0.09
                                                       ========       ========

SHARES USED IN PER SHARE CALCULATION                      8,095          8,200
                                                       ========       ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                               Three Months Ended
                                                                              --------------------
                                                                              March 29,   March 30,
                                                                                1997        1996
                                                                              --------    --------
OPERATING ACTIVITIES:
      Net (loss)/income                                                       $   (986)   $    707
      Adjustments to reconcile net (loss)/income to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                           529         382
           Changes in operating assets and liabilities:
             Accounts receivable                                                 5,538       3,205
             Inventories                                                        (2,038)        (19)
             Prepaid expenses and other assets                                    (789)         63
             Accounts payable                                                   (2,836)     (1,998)
             Accrued liabilities                                                (1,893)       (598)
             Accrued payroll and employee benefits                                 (50)        182
             Income taxes receivable                                              (219)        396
                                                                              --------    --------

Net cash provided by (used in) operating activities                             (2,744)      2,320

INVESTING ACTIVITIES:
      Purchases of equipment and leasehold improvements                           (411)       (277)
                                                                              --------    --------

Net cash used in investing activities                                             (411)       (277)

FINANCING ACTIVITIES:
      Proceeds from sale of common stock and treasury stock                        354         102
      Reduction in income tax liability from disqualifying dispositions of incentive stock options and exercises of non-qualified
         stock options                                                               1        --
                                                                              --------    --------

Net cash provided by financing activities                                          355         102
                                                                              --------    --------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                (2,800)      2,145

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,282      19,907
                                                                              --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  7,482    $ 22,052
                                                                              ========    ========

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 29, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      A. Principles of Consolidation - The consolidated financial statements include the accounts of Microtest, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company develops, markets, and supports products that make it easier to install, service, and manage local area networks ("LANs").

      B. For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end, with the fourth quarter ending on December 31, 1997.

      C. New Accounting Standards - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 128 "Earnings Per Share," which is effective for both interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of the standard will have a significant effect on previously reported earnings per share.

      D.  Reclassifications  - Certain  reclassifications  have been made to the
      1996   consolidated   financial   statements   to   conform  to  the  1997
      presentation.

2.    COMMITMENTS AND CONTINGENCIES

      Future minimum rental payments due under the Company's office operating leases are as follows:
                                                  (Amounts in
                                                   Thousands)
      1997                                          $  762
      1998                                           1,004
      1999                                             995
      2000                                             842
      2001                                             148
      2002                                              12
      ----                                          ------
      Total minimum rental payments                 $3,763
                                                    ======

      In April 1997, the two shareholder lawsuits filed against the Company, Richard G. Meise, Richard R. Douglas and David C. Bolles in September and October 1996 relating to the reporting of interim results were dismissed without prejudice.

      The Company is involved in certain other legal matters, the outcome of which is currently unknown. Management believes that the Company's liability, if any, will not have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenue, income or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

      Statements in Exhibit 99 to this Quarterly Report on Form 10-Q, describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations
---------------------
                              Qtr. End                                  Qtr. End
(in thousands)                 3/29/97             Change                3/30/96
--------------------------------------------------------------------------------
Total Revenues                $ 11,113             (7.1%)              $ 11,960

During the quarter ended March 29, 1997, total revenues decreased compared to the quarter ended March 30, 1996 due primarily to a general softness in industry sales, which has impacted the results of the entire industry segment. Additionally, in an effort to lower their inventory levels, two of the Company's major distributors reduced their orders during the quarter. The Company currently believes that its second quarter operating results also will be adversely affected by the general softness in industry sales.

                              Qtr. End                                  Qtr. End
(in thousands)                 3/29/97             Change                3/30/96
--------------------------------------------------------------------------------
Gross Profit                   $ 6,766             (2.8%)               $ 6,959
% of Total Revenues               60.9%                                    58.2%
--------------------------------------------------------------------------------

Gross profit decreased in absolute dollars but increased as a percentage of total revenues during the three months ended March 29, 1997 compared to the same period in 1996. The decrease in absolute dollars is due to the decrease in revenues. Gross profit as a percent of revenues improved during the first quarter of 1997 due to a reduction in the Company's discount structure relating to the manufacturers' representative program that was introduced near the end of the second quarter of 1996.

                              Qtr. End                                  Qtr. End
(in thousands)                 3/29/97             Change                3/30/96
--------------------------------------------------------------------------------
Sales & Marketing              $5,025               47.7%                $3,403
% of Total
 Revenues                        45.2%                                     28.5%
--------------------------------------------------------------------------------

For the quarter ended March 29, 1997, sales and marketing expenses increased in absolute dollars and as a percentage of total revenues compared to the same period in 1996. The increase is due largely to an increase in employees and other costs attributable to Logicraft Information Systems ("Logicraft") acquired during the fourth quarter of 1996 as well as costs resulting from changes made to the end user direct sales program. The Company restructured its sales force during the first quarter of 1997 to fully integrate Logicraft into the sales mix. Costs relating to this restructuring totaled approximately $189,000. Additionally, the Company reduced its discount structure, as mentioned above, and has experienced increased sales commissions as a result.

                              Qtr. End                                  Qtr. End
(in thousands)                 3/29/97             Change                3/30/96
--------------------------------------------------------------------------------
Research & Development         $2,035               26.3%                $1,611
% of Total
 Revenues                        18.3%                                     13.5%
--------------------------------------------------------------------------------

Research and development expenses increased in absolute dollars and as a percentage of total revenues in the quarter ended March 29, 1997, compared with the same period in 1996. The increase stems primarily from an increase in the number of employees due to the acquisition of Logicraft during the fourth quarter of 1996 as well as the development of a higher number of prototypes than experienced during the first quarter of 1996. During the first quarter, the Company restructured its research and development work force to fully integrate Logicraft into the research and development process. To date, the Company has expensed all R&D costs as incurred.

                              Qtr. End                                  Qtr. End
(in thousands)                 3/29/97             Change                3/30/96
--------------------------------------------------------------------------------
General & Administrative       $1,237               16.7%                $1,060
% of Total
Revenues                        11.1%                                       8.9%
--------------------------------------------------------------------------------

General and administrative expenses increased in both absolute dollars and as a percentage of total revenues during the first quarter ended March 29, 1997, compared to the same period in 1996. This increase is mainly the result of the increase in personnel and other administrative costs attributable to Logicraft acquired during the fourth quarter of 1996.

                              Qtr. End                                  Qtr. End
(in thousands)                 3/29/97             Change                3/30/96
--------------------------------------------------------------------------------
Income Taxes                   $(427)             (208.7%)                $393

Effective Tax Rate              30.2%                                     35.7%
--------------------------------------------------------------------------------

The Company's effective tax rate experienced a decrease during the first quarter ended March 29, 1997, compared to the same period of the preceding year primarily because the research and development tax credit afforded under Section 41 of the Internal Revenue Code, which was not available during the three months ended March 30, 1996, was reinstituted in the third quarter of 1996.

                              Qtr. End                                  Qtr. End
(in thousands)                 3/29/97             Change               3/30/96
--------------------------------------------------------------------------------
Net (Loss)/Income              $(986)             (239.5%)                $707
% of Total
 Revenues                       (8.9%)                                     5.9%
--------------------------------------------------------------------------------

Net (loss)/income decreased in both absolute dollars and as a percentage of total revenues for the first quarter of 1997 as compared to the first quarter of 1996. This decrease is due primarily to an increase in personnel and other operating expenses relating to Logicraft as discussed above .

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations primarily through operating cash flows and equity financings. At March 29, 1997, the Company had cash and cash equivalents of $7.5 million. This represents a $2.8 million decrease in cash equivalents during the three months ended March 29, 1997, due primarily to increases in inventory resulting from lower than expected sales. As a result of the use of cash and cash equivalents over the past two quarters, the Company is negotiating to obtain a $10 million unsecured revolving credit facility with a bank which will be used for general corporate and working capital purposes.


PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

           The Company, Richard G. Meise, Richard R. Douglas and David C. Bolles were named as defendants in two shareholder lawsuits brought in the Maricopa County Superior Court for the State of Arizona, entitled James T. Zelloe, et al.
v. Microtest, Inc.

et al., Cause No. CV96-16655 and Richard Fluegel et al. v. Microtest, Inc. et al., Cause No. CV96-19144. In April 1997, the lawsuits were dismissed without prejudice.

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

      None

Item 5. - Other Information

      None

Item 6. - Exhibits and Reports on Form 8-K

      a) Exhibits

           Exhibit 11 - Statement regarding computation of per share earnings

           Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

      b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the three months ended March 29, 1997. On March 3, 1997, the Company filed an amendment to its
      Current Report on Form 8-K dated December 17, 1996, to include the required financial and pro forma financial information concerning the acquisition of Logicraft Information Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant



Date: May 12, 1997                           /s/ Richard G. Meise
                                             --------------------------------
                                                  Richard G. Meise
                                                  Chief Executive Officer




Date: May 12, 1997                           /s/ Richard R. Douglas
                                             --------------------------------
                                                  Richard R. Douglas
                                                  Chief Financial Officer
                                       12