Form 10-K405/A
period 1996-12-31
MICROTEST INC
filed 1997-06-17
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K/A

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




        [GRAPHIC OMITTED]                          [GRAPHIC OMITTED]
Bar Graph  showing net  income/(loss)   Bar  Graph  showing  net  income/(loss)
of $7.1 million for 1992, $(2.5) excluding restructuring charges, million for 1993, $5.3 million for purchased R & D, other unusual items 1994, $1.1 million for 1995 and and income from sale of technology of
$(11.6) million for 1996.               $3.3 million for 1992,  $(1.1)  million
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


                                                    Year Ended
                                  December 31, 1995            December 31, 1996
                                              (In Thousands, Except
                                                 Per Share Amounts)

     Net revenues                           $ 67,796                    $ 64,747
                                            ========                    ========
     Net (loss)                             $ (1,445)                   $    171
                                            ========                    ========
     Net (loss) per common share            $   (.16)                   $    .02
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


      Quarterly results for 1996 vary from the previously published results due to changes to recording sales under the Company's direct end user sales program during the second, third and fourth quarters of 1996. Previously published Quarterly Reports on Form 10-Q were changed by reducing second quarter total revenues, cost of sales and services, gross profit, net income and net income per common and equivalent share by $654,000, $163,000, $491,000, $334,000 and $.04, respectively and third quarter total revenues, costs of sales and services, gross profit, net income and net income per common and equivalent share by $871,000, $218,000, $653,000, $444,000 and $0.05, respectively. As a result of changes to second and third quarter, fourth quarter total revenues, cost of sales and services, gross profit, and net income were increased by $1,525,000, $381,000, $1,144,000 and $778,000, respectively, which reduced the loss by $.10 per share.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
         ------------------------------------------------

             INFORMATION CONCERNING DIRECTORS, NOMINEES AND OFFICERS


         Information concerning the names, ages, terms, positions with the Company and business experience of the Company's directors, director nominees and executive officers as of April 30, 1997 is set forth below.

                                                                                                          Term
                                                                                                          ----
Name                                    Age      Position                                                Expires
----                                    ---      --------                                                -------
William C. Turner(2)                    67       Director                                                  1997

Dianne C. Walker (1)(2)                 40       Director                                                  1997

Richard G. Meise                        61       Chairman of the Board, Chief                              1998
                                                 Executive Officer and President

Steven G. Mihaylo (1)(2)                53       Director                                                  1998

Roger C. Ferguson (1)                   53       Director                                                  1999

Rebecca S. Barker                       38       Vice President of Communications                          ---
                                                 and Customer Service

Richard R. Douglas                      65       Vice President of Operations,                             ---
                                                 Chief Financial Officer, Treasurer
                                                 and Secretary

Christopher C. Hudson                   47       Vice President of Network                                 ---
                                                 Management Products

Robert M. Tanner                        59       Vice President of Worldwide                               ---
                                                 Field Operations

---------------------
(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         William C. Turner has served as a director of the Company since February 1995. Mr. Turner has been the Chairman of the Board and Chief Executive Officer of Argyle Atlantic Corporation, an international business and investment consulting firm, since 1977. Since 1985, Mr. Turner has served as Chairman of the International Advisory Council for Avon products, a publicly-held company that manufactures cosmetics and related products. Mr. Turner has also served as a director of Goodyear Tire and Rubber Company, a publicly-held company that manufactures tires and related products, since 1978, and a director of Rural/Metro Corporation, a publicly-held company that provides emergency transport services, since 1993.

         Dianne C. Walker has served as a consultant on electric utility merger and acquisitions to various investment banking firms, including Bear Stearns and Kidder Peabody, since 1990. From January 1983 to October 1989, Ms. Walker served as an assistant Vice President of Pacific Telecom, Inc.'s Venture Capital Portfolio. Pacific Telecom is an independent telephone company and a subsidiary of PacifiCorp where Ms. Walker served as a Director of Mergers and Acquisitions from May 1987 to October 1989. Ms. Walker currently is on the Board of Directors of Comdial Corporation, a publicly-held company that manufactures telephone equipment, as well as Catalina Marketing Corporation, a publicly-held point of sale promotions firm. In addition, Ms. Walker serves on the Board of Directors of Satellite Technology Management Wireless, a publicly-held wireless communications service company and equipment manufacturer, and Arizona Public Service, a utility company.

         Richard G. Meise has been the President, Chief Executive Officer and a director of the Company since September 1993. In March 1997, he was elected to serve as the Chairman of the Board. Mr. Meise served as the Company's Executive Vice President from June 1993 until September 1993. From February 1991 to June 1993, Mr. Meise was the President and Chief Executive Officer of Fluent, Inc., a digital video network manufacturer. From 1989 to 1991, Mr. Meise served as the President and Chief Executive Officer of Alloy Computer Products, Inc., a PC and software products company. Mr. Meise was the President and Chief Operating Officer of Banyan Systems, Inc., a publicly-held manufacturer of networking software, from 1986 to 1989.

         Steven G. Mihaylo has served as a director of the Company since August 1994. Since 1969, he has been the Chief Executive Officer of Inter-Tel, Inc., a publicly-held company that designs, manufactures and services digital and analog telephone systems and voice processing systems, and provides long distance services. Mr. Mihaylo has also served as a director of MicroAge, Inc., a publicly-held company that markets and distributes information technology products and services, since 1988.

         Roger C. Ferguson has served as a director of the Company since September 1993. He served as Chairman of the Board from March 1994 to March 1997. Mr. Ferguson has been the Chief Executive Officer of Datatools, Inc., a software tools manufacturer, since August 1993. From December 1987 to June 1993, Mr. Ferguson was the Chief Operating Officer of Network General, a publicly-held company that manufactures diagnostic products for local area networks.

         Rebecca S. Barker has served as the Company's Vice President of Communications and Customer Service since January 1995. She served as the Company's Director of Customer Service from July 1993 to December 1994. From November 1991 to July 1993, she served in various management positions within the Company. From January 1985 to November 1991, Ms. Barker was a Product Manager at Integris, an integration subsidiary of Bull Information Systems.

         Richard R. Douglas has served as the Company's Vice President, Chief Financial Officer, and Secretary since December 1993 and has announced his intent to retire effective October 1, 1997. He served as President of The Douglas Group, a consulting firm, from July 1989 to October 1993. From June 1985 to May 1989, Mr. Douglas was the Corporate Senior Vice President of Marketing
and Service for Storage Technology Corp., a publicly-held company that manufactures peripheral storage devices. From 1960 to 1985, Mr. Douglas served in various executive positions for Honeywell, Inc., a publicly-held company that manufactures automation, avionics, and related products.

         Christopher C. Hudson has served as the Company's Vice President of Network Management Products since July 1993. From May 1986 to July 1993, Mr. Hudson was the Vice President of GN Navtel, Inc., a Canadian communications test equipment designer and manufacturer.

         Robert M. Tanner has served as the Company's Vice President of Worldwide Field Operations since May 1994. From February 1992 to April 1994, Mr. Tanner was the Vice President of U.S. Sales for Data General Corporation, a publicly-held company that manufactures computers and computer peripheral equipment. From February 1988 to October 1991, he was the Senior Vice President of Worldwide Field Operations of Sequent Computer Systems, Inc., a publicly-held computer manufacturer.

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, with the exception of filings detailed below, during the Company's preceding fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except (i) Hightech Investments Limited Partnership filed two late Forms 4 with respect to the sale of 150,000 shares of stock in April 1996, and the sale of 50,000 shares of stock in June 1996; (ii) Teresa Poppen filed a late Form 4 with respect to the sale of 9,666 shares of stock in June 1996; and (iii) Rebecca Barker filed a late Form 3 with respect to her election as an executive officer of the Company in January 1996.

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

                              DIRECTOR COMPENSATION

         During 1996, the Company paid each non-employee director an $8,000 annual retainer for their service as a Board member plus a $2,000 annual retainer for each committee membership. In addition, non-employee directors receive $1,500 per Board meeting attended, $1,000 per committee meeting attended, and $750 per telephonic Board or committee meeting attended.

         On April 13, 1995, William C. Turner was granted a non-qualified option covering 15,000 shares of the Company's common stock at an exercise price of $21.25 in exchange for his services as a consultant to the Company. On January 26, 1996, Mr. Turner accepted the Company's offer to cancel the original grant in light of the significant decrease in the price of the Company's common stock and to replace it with a non-qualifed option covering 5,558 shares at the then fair market value of $7.875 per share. Under this option, 555 shares vested immediately, 1,667 vest six months after the date of grant, 1,667 vest twelve months after the date of grant, and the remaining 1,669 vest eighteen months after the date of grant.

         The Company also has adopted two stock option plans under which options are granted to non-employee directors. Under the Non-Employee Directors Stock Option Plan adopted in 1993 (the "1993 Directors Plan"), each non-employee director is entitled to a one-time grant of 10,000 options upon his or her first election as a director (or, for directors then in office, at the time the plan was adopted). One-fourth of the options vest immediately upon grant, and the remainder vest in equal increments annually over a three-year period. The following table sets forth the options received by the non-employee directors pursuant to the 1993 Directors Plan.

                  OPTION GRANTS PURSUANT TO 1993 DIRECTORS PLAN

                                                          Number of Securities
                                Date of Grant           Underlying Stock Options                 Exercise Price
                                -------------           ------------------------                 --------------
Roger C. Ferguson                  9/28/93                       10,000                              $ 5.50

Dianne C. Walker                   1/28/94                       10,000                              $ 9.75

Steven G. Mihaylo                  8/8/94                        10,000                              $12.25

William C. Turner                  2/1/95                        10,000                              $23.50

         None of the non-employee directors listed above exercised any of their options under the 1993 Directors Plan during 1996.

         In January 1994, the Company adopted an Annual Non-Employee Directors Stock Option Plan (the "Annual Directors Plan"). Under the Annual Directors Plan, each non-employee director is entitled to a grant of 5,000 options each year at the end of the third business day after public announcement of the Company's annual earnings. The options vest six months and a day after the date of grant. The following table sets forth the options received by the non-employee directors pursuant to the Annual Directors Plan.

                 OPTION GRANTS PURSUANT TO ANNUAL DIRECTORS PLAN

                                                               Number of Securities
                                     Date of Grant           Underlying Stock Options    Exercise Price
                                     -------------           ------------------------    --------------
Roger C. Ferguson                       1/28/94                        5,000                     $9.7500
                                         2/7/95                        5,000                    $20.2500
                                        2/16/96                        5,000                     $7.7500
                                        2/14/97                        5,000                     $9.6875

Steven G. Mihaylo                        2/7/95                        5,000                    $20.2500
                                        2/16/96                        5,000                     $7.7500
                                        2/14/97                        5,000                     $9.6875

William C. Turner                        2/7/95                        5,000                    $20.2500
                                        2/16/96                        5,000                     $7.7500
                                        2/14/97                        5,000                     $9.6875

Dianne C. Walker                        1/28/94                        5,000                     $9.7500
                                         2/7/95                        5,000                    $20.2500
                                        2/16/96                        5,000                     $7.7500
                                        2/14/97                        5,000                     $9.6875

         None of the non-employee directors listed above exercised any of their options under the 1993 Annual Directors Plan during 1996.


                             EXECUTIVE COMPENSATION

          The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996, (i) the Chief Executive Officer, and (ii) the other executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                        Long-Term
                                                       Annual Compensation                         Compensation Awards
                                             --------------------------------------------    ------------------------------
                                                                                             Securities
                                                                                             Underlying
             Name and                                                        Other Annual       Stock         All Other
        Principal Position            Year      Salary           Bonus       Compensation      Options      Compensation(1)
        ------------------            ----      ------           -----       ------------      -------      ---------------
Richard G. Meise                      1996       $ 200,000    $ 83,750 (2)    $ 6,000 (3)         15,887          $69,963
President & Chief Executive           1995         200,000      83,750 (2)      6,000 (3)         35,810            2,310
Officer                               1994         149,874(4)  166,025 (2)      6,000 (3)             --            2,310

Rebecca M. Barker                     1996         $83,038              --             --         11,735          $28,693
Vice President of Communications &
Customer Service (5)

Richard R. Douglas                    1996       $ 150,000     $92,125 (2)             --          9,982          $ 1,817
Vice President of Operations, Chief   1995         150,000      92,125 (2)             --         22,500            2,250
Financial Officer, Treasurer, and     1994         110,000     121,500 (2)             --             --            1,650
Secretary

Christopher C. Hudson                 1996       $ 135,000              --             --          7,985          $39,262
Vice President of Research and        1995         135,000              --             --         18,000            2,025
Development                           1994         125,000         $60,000             --         45,000            1,875

Robert M. Tanner                      1996       $ 125,000              --   $ 60,000 (6)          7,985         $ 42,247
Vice President of Worldwide           1995         125,000              --     58,910 (7)         18,000            1,621
Sales                                 1994          84,135(8)           --     60,717 (9)        100,000              505

(1) Detail of amounts reported in the "All Other Compensation" column for 1996 is provided in the table below. Split dollar insurance represents the present value of the interest projected to accrue for the employee's benefit on the current year's insurance premium paid by the Company. For a discussion of the Company's Split-dollar insurance program, see the report of the Compensation Committee for 1996 set forth below.

                   Item                           Mr. Meise      Ms. Barker    Mr. Douglas      Mr. Hudson      Mr. Tanner
Company Contribution to Defined                      $2,375            $975         $1,817          $1,636            $755
Contribution Savings Plans
Split Dollar Insurance Premium Value               $ 67,588        $ 27,718             --        $ 37,626        $ 41,492
                                                   --------        --------             --        --------        --------
       Total All Other Compensation                $ 69,963         $28,693        $ 1,817        $ 39,262        $ 42,247
                                                   --------         -------        -------  -     --------        --------

(2) Represents the portion of 1994 deferred compensation which vested during the fiscal year ended December 31. For a discussion of the Company's Deferred Compensation Program, see the report of the Compensation Committee for 1996 set forth below.
(3)  Represents a car allowance.
(4)  Excludes reimbursed moving expenses of $31,007.
(5) Ms. Barker was hired by the Company in November 1991 and later named Vice President of Communications and Customer Service.
(6) Represents sales commission of $60,000 for the fiscal year ended December 31, 1996.
(7) Represents sales commissions of $58,910 for the fiscal year ended December 31, 1995.
(8)  Excludes reimbursed moving expenses of $27,586.
(9) Represents sales commissions of $60,717 for the fiscal year ended December 31, 1994.

         The following table sets forth information with respect to the grants of stock options pursuant to the Company's Long-Term Incentive Plan during the fiscal year ended December 31, 1996, to the Named Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              Individual Grants
                     ------------------------------------------------------------------          Potential Realizable
                                                                                                   Value at Assumed
                                       % of Total                                                   Annual Rates of
                       Number of         Options          Exercise                                    Stock Price
                      Securities        Granted to        or Base                                  Appreciation for
                      Underlying        Employees          Price                                    Option Term(3)
                        Options         in Fiscal           (per          Expiration               ----------------
      Name           Granted(#)(1)         Year          share)(2)           Date              5%($)            10%($)
      ----           -------------         ----          ---------           ----              -----            ------
Richard M. Meise         15,887 (4)       2.82%            $7.875          1/26/06              $78,681         $199,393

Rebecca M. Barker         1,996 (5)       0.35%            $7.875          1/26/06               $9,885          $25,051

Rebecca M. Barker         5,989 (6)       1.06%            $7.875          1/26/06              $29,661          $75,166

Rebecca M. Barker         3,750 (7)       0.67%            $9.625          12/23/06             $22,699          $57,524

Richard R. Douglas        9,982 (8)       1.77%            $7.875          1/26/06              $49,436         $125,281

Christopher C.            7,985 (9)       1.42%            $7.875          1/26/06              $39,546         $100,218
Hudson

Robert M. Tanner          7,985 (9)       1.42%            $7.875          1/26/06              $39,546         $100,218

(1) On October 10, 1995, the Company granted options with an exercise price of $17.75, the fair market value on the date of grant. On January 26, 1996, the Company gave optionees the opportunity to cancel the October 10, 1995, grants in light of the significant decrease in the price of the Company's common stock and to exchange them for options granted January 26, 1996, reducing the number of shares of the Company's common stock subject to each option in direct proportion to the reduction in the exercise price.
(2) All options were granted at the fair market value (the closing price of the common stock on the Nasdaq National Market, as reported in the Wall Street Journal) on the date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.
(3) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall stock market conditions, as well as the optionholder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(4) Non-qualified stock options granted on January 26, 1996, which vest 1,588 immediately and the remainder in 2,859 share increments over a five-year period beginning January 26, 1997.
(5) Incentive stock options granted on January 26, 1996, which vest 199 immediately and the remainder in 359 share increments over a five-year period beginning January 26, 1997.
(6) Non-qualified stock options granted on January 26, 1996, which vest 598 immediately and the remainder in 1,078 share increments over a five-year period beginning January 26, 1997.
(7) Non-qualified stock options granted on December 23, 1996, which vest in 750 share increments over a five-year period beginning December 26, 1997.
(8) Non-qualified stock options granted on January 26, 1996, which vest 998 immediately and the remainder in 1,796 share increments over a five-year period beginning January 26, 1997.
(9) Non-qualified stock options granted on January 26, 1996, which vest 798 immediately and the remainder in 1,437 share increments over a five-year period beginning January 26, 1997.

                   The following table sets forth information with respect to the exercise and value of stock options granted pursuant to the Company's Incentive Stock Option Plan, Non-Qualified Stock Option Plan and Long-Term Incentive Plan, during the fiscal year ended December 31, 1996, to the Named Officers.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      OPTION VALUE AS OF DECEMBER 31, 1996

                                                                             Number of                   Value of Unexercised
                                                                       Securities Underlying                  In-the-Money
                                                                        Unexercised Options                Options at Fiscal
                                  Shares                               at Fiscal Year End (#)              Year End ($) (2)
                               Acquired on        Value                ----------------------              ----------------
         Name                  Exercise (#)   Realized ($)(1)      Exercisable     Unexercisable      Exercisable  Unexercisable
         ----                 -------------   ---------------     ------------     -------------      -----------  -------------
Richard G. Meise                  0               $ ----               131,589           64,298          $587,980       $251,809

Rebecca S. Barker               500               $2,975                   799           10,936            $1,498        $13,943

Richard R. Douglas                0               $ ----                76,499           42,483          $169,748        $89,468

Christopher C.                    0               $ ----                22,799           18,186           $97,748        $61,599
Hudson

Robert M. Tanner                  0               $ ----                25,799           57,186            $7,748        $25,974

(1) Represents the selling price of the underlying securities on the date of exercise minus the exercise price of the options.
(2) Represents the difference between the closing price of the Company's common stock on December 31, 1996 and the exercise price of the options.


                              EMPLOYMENT AGREEMENTS

         The Company's  employment  agreements with Richard G. Meise and Richard
R. Douglas expired on December 31, 1996. Accordingly, the Company currently does not have employment agreements with any of its executive officers.

         Richard R. Douglas has announced his intention to retire effective October 1, 1997. The Company has agreed to continue his full salary until December 31, 1997, and Mr. Douglas will continue as a consultant to the Company for a period of nine months following the date of his retirement. In addition, the Company has agreed to accelerate the vesting of all unvested stock options to vest at the end of 1997 and provide nine months following Mr. Douglas' last day as a consultant to exercise outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         The following table sets forth, as of May 12, 1997, the number and percentage of outstanding shares of common stock beneficially owned by each person known by the Company to beneficially own more than 5% of such stock and by each director and Named Officer of the Company and by all directors and Named Officers of the Company as a group.

        Name and Address of                  Shares
        Beneficial Owner (1)            Beneficially Owned       Percent Owned
        --------------------            ------------------       -------------

High Tech Investments Limited
  Partnership (2)                                 546,782             6.7%

Richard G. Meise (3)                              209,856             2.6%

Richard R. Douglas (4)                            114,597             1.4%

Robert M. Tanner (5)                               56,402              *

Christopher C. Hudson (6)                          43,653              *

William C. Turner (7)                              21,390              *

Dianne C. Walker (8)                               20,000              *

Roger C. Ferguson (9)                              19,500              *

Steven G. Mihaylo (10)                             17,500              *

Rebecca S. Barker (11)                             13,786              *

All directors and Named Officers
  as a group (10 persons) (12)                    516,684             6.4%
---------------------------
*        Represents less than 1% of the Company's outstanding common stock.

(1) To the Company's knowledge, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes hereunder. The address of Ms. Walker, Ms. Barker and Messrs. Meise, Ferguson, Mihaylo, Turner, Douglas, Hudson and Tanner is c/o Microtest, Inc., 4747 North 22nd Street, Phoenix, Arizona 85016.

(2) Represents shares held by High Tech Investments Limited Partnership, as to which David Bolles may be deemed to be the beneficial owner by virtue of his status as general partner of the partnership. Mr. Bolles is the founder and the former Chairman of the Board of the Company.
(3) Represents 184,448 shares issuable upon exercise of options that either are exercisable immediately or within 60 days and 25,804 shares held by Mr. Meise. Does not include 11,439 shares issuable upon exercise of other options. Mr. Meise is the Chairman of the Board, President and Chief Executive Officer of the Company.
(4) Represents 111,795 shares issuable upon exercise of options that either are exercisable immediately or within 60 days and 2,802 shares held by Mr. Douglas. Does not include 7,187 shares issuable upon exercise of other options. Mr. Douglas is the Vice President of Operations and Chief Financial Officer.
(5) Represents 56,402 shares issuable upon exercise of options that either are exercisable immediately or within 60 days. Does not include 26,583 shares issuable upon exercise of other options. Mr. Tanner is the Vice President of Worldwide Field Operations.
(6) Represents 43,486 shares issuable upon exercise of options that either are exercisable immediately or within 60 days and 167 shares held by Mr. Hudson. Does not include 32,499 shares issuable upon exercise of other options. Mr. Hudson is the Vice President of Network Management Products.
(7) Represents 21,390 shares issuable upon exercise of options that either are exercisable immediately or within 60 days. Does not include 9,168 shares issuable upon exercise of other options. Mr. Turner is a director of the Company.
(8) Represents 20,000 shares issuable upon exercise of options that either are exercisable immediately or within 60 days. Does not include 5,000 shares issuable upon exercise of other options. Ms. Walker is a director of the Company.
(9) Represents 19,500 shares issuable upon exercise of options that either are exercisable immediately or within 60 days. Does not include 5,000 shares issuable upon exercise of other options. Mr. Ferguson is a director of the Company.
(10) Represents 17,500 shares issuable upon exercise of options that either are exercisable immediately or within 60 days. Does not include 7,500 shares issuable upon exercise of other options. Mr. Mihaylo is a director of the Company.
(11) Represents 13,286 shares issuable upon exercise of options that either are exercisable immediately or within 60 days and 500 shares held by Ms. Barker. Does not include 17,849 shares issuable upon exercise of other options. Ms. Barker is the Vice President of Communications and Customer Service.
(12) Includes all shares included in notes (3) through (11) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

                     CERTAIN TRANSACTIONS AND RELATIONSHIPS

         The Company believes all transactions it has entered into with affiliates are at arm's length and on terms equivalent or similar to terms under which the Company would conduct business with unaffiliated third parties.


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of June, 1997.

                                        MICROTEST, INC.

                                        By:/s/Richard G. Meise
                                           -------------------------------------
                                              Richard G. Meise
                                              President & Chief Executive
                                              Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Name and Signature         Title                                   Date
------------------         -----                                   ----


                           Chief Executive Officer, President &    June 16, 1997
/s/ Richard G. Meise       Chairman of the Board (Principal
-----------------------    Executive Officer)
Richard G. Meise
Roger C. Ferguson

                           V.P. & Chief Financial Officer          June 16, 1997
        *                  (Principal Financial and Accounting
-----------------------    Officer)
Richard R. Douglas

        *                  Director                                June 16, 1997
-----------------------
Roger C. Ferguson

        *                  Director                                June 16, 1997
-----------------------
Steven G. Mihaylo

        *                  Director                                June 16, 1997
-----------------------
William C. Turner

        *                  Director                                June 16, 1997
-----------------------
Dianne C. Walker




* By /s/ Richard G. Meise
     ----------------------
     Richard G. Meise
     Attorney-in-Fact
                                      62