Form 10-Q
period 1997-06-28
MICROTEST INC
filed 1997-08-12
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 28, 1997

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

As of August 8, 1997, 8,130,983 shares of the registrant's common stock were outstanding.



                         This document contains 52 pages
                         -------------------------------

                                      INDEX
                                      -----

                                 MICROTEST, INC.

                                                                            Page
Facing Page                                                                 1

Index                                                                       2

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets                                 3

      Condensed Consolidated Statements of Income                           4

      Condensed Consolidated Statements of Cash Flows                       5

      Notes to Unaudited Condensed Consolidated Financial Statements       6-7

Item 2 - Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                 8-10

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings                                                 11

Item 2 - Changes in Securities                                             11

Item 3 - Defaults Upon Senior Securities                                   11

Item 4 - Submission of Matters to a Vote of Security Holders               11

Item 5 - Other Information                                                 11

Item 6 - Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

Exhibit 10 - Credit Agreement Dated as of June 3 1997 between Microtest,   14-52
             Inc. and Bank of America National Trust and Savings
             Association

Exhibit 11 - Statement regarding computation of per share earnings         53

Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe
           Harbor Compliance Statement for Forward-Looking Statements      54-55

PART I.  FINANCIAL STATEMENTS

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                             June 28,    December 31,
                                                                        1997 (unaudited)   1996
                                                                        ---------------- ------------
            ASSETS
CURRENT ASSETS:
            Cash and cash equivalents                                        $  5,312    $ 10,282
            Accounts receivable - net                                          14,026      17,544
            Inventories - net                                                   7,369       6,163
            Prepaid expenses                                                    1,580         823
            Income taxes receivable                                               827         291
            Deferred income taxes                                               3,121       3,121
                                                                             --------    --------
                 Total current assets                                          32,235      38,224

PROPERTY, PLANT AND EQUIPMENT - less accumulated
            depreciation of $5,316 and $4,943, respectively                     3,509       3,642

INTANGIBLES AND OTHER ASSETS                                                      450         832

DEFERRED INCOME TAXES                                                             615         615
                                                                             --------    --------

TOTAL                                                                        $ 36,809    $ 43,313
                                                                             ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
            Accounts payable                                                 $  1,914    $  5,579
            Accrued liabilities                                                 2,986       4,983
            Accrued payroll and employee benefits                                 832       1,079
                                                                             --------    --------
                 Total liabilities                                              5,732      11,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
            Common stock, $.001 par value - authorized, 15,000,000 shares;
               issued 8,159,058 and 8,159,058 shares                                8           8
            Additional paid-in capital                                         32,596      32,593
            Deficit                                                            (1,089)       (485)
            Common stock in treasury at cost - 27,476 and 27,970                 (438)       (444)
                                                                             --------    --------
                 Total stockholders' equity                                    31,077      31,672
                                                                             --------    --------

TOTAL                                                                        $ 36,809    $ 43,313
                                                                             ========    ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (unaudited)
                                 (In thousands)

                                            Three Months Ended      Six Months Ended
                                            -------------------   --------------------
                                            June 28,   June 29,   June 28,    June 29,
                                              1997       1996       1997        1996
                                            --------   --------   --------    --------
TOTAL REVENUES                              $ 11,945   $ 12,666   $ 23,058    $ 24,626

TOTAL COST OF SALES                            5,004      5,501      9,351      10,502
                                            --------   --------   --------    --------

GROSS PROFIT                                   6,941      7,165     13,707      14,124

OPERATING EXPENSES:
            Sales and marketing                3,771      3,424      8,795       6,827
            Research and development        $  2,185   $  1,446   $  4,220    $  3,056
            General and adminstrative            908        893      2,146       1,954
                                            --------   --------   --------    --------

                 Total operating expenses   $  6,864   $  5,763   $ 15,161    $ 11,837

INCOME/(LOSS) FROM OPERATIONS               $     77   $  1,402   ($ 1,454)   $  2,287

INVESTMENT INCOME                                 93        197        211         412
                                            --------   --------   --------    --------

INCOME/(LOSS) BEFORE INCOME TAXES                170      1,599     (1,243)      2,699

INCOME TAX PROVISION/(BENEFIT)                    38        617       (389)      1,010
                                            --------   --------   --------    --------

NET INCOME/(LOSS)                                132        982       (854)      1,689
                                            ========   ========   ========    ========

NET INCOME/(LOSS) PER COMMON AND
            EQUIVALENT SHARE                $   0.02   $   0.12   $  (0.11)   $   0.20
                                            ========   ========   ========    ========

SHARES USED IN PER SHARE CALCULATION           8,134      8,316      8,131       8,266
                                            ========   ========   ========    ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                   June 28,    June 29,
                                                                                     1997        1996
                                                                                   --------    --------
OPERATING ACTIVITIES:
            Net (loss)/income                                                      ($   854)   $  1,689
            Adjustments to  reconcile  net  (loss)/income  to net cash (used in)
               provided by operating activities:
                 Depreciation and amortization                                     $    756    $    664
                 Changes in operating assets and liabilities:
                   Accounts receivable                                             $  3,518    $  1,807
                   Inventories                                                     $ (1,206)   $  1,640
                   Prepaid expenses and other assets                               $   (757)   $    289
                   Accounts payable                                                $ (3,665)   $ (1,741)
                   Accrued liabilities                                             $ (1,997)   $    108
                   Accrued payroll and employee benefits                           $   (247)   $     10
                   Income taxes receivable                                             (536)      1,134
                                                                                   --------    --------

Net cash (used in) provided by operating activities                                $ (4,988)   $  5,600

INVESTING ACTIVITIES:
            Purchases of equipment and leasehold improvements                          (240)       (672)
                                                                                   --------    --------

Net cash used in investing activities                                              $   (240)   $   (672)

FINANCING ACTIVITIES:
            Proceeds from sale of common stock and treasury stock                       258         157
                                                                                   --------    --------

Net cash provided by financing activities                                               258         157
                                                                                   --------    --------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                   $ (4,970)   $  5,085

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       10,282      19,907
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              5,312      24,992
                                                                                   ========    ========

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and the six months ended June 28, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

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

      The FASB recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statements.

      The "Disclosures about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

      D.  Reclassifications  - Certain  reclassifications  have been made to the
      1996   consolidated   financial   statements   to   conform  to  the  1997
      presentation.

2.    COMMITMENTS AND CONTINGENCIES

      Future minimum rental  payments due under the Company's  office  operating
      leases are as follows:                        (Amounts in
                                                     Thousands)
      Remainder of 1997                                $  508
      1998                                              1,004
      1999                                                995
      2000                                                842
      2001                                                148
      2002                                                 12
                                                       ------
      Total minimum rental payments                    $3,509
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

Results of Operations
---------------------

                    Qtr. End            Qtr. End   Y-T-D               Y-T-D
(in thousands)      6/28/97   Change    6/29/96   6/28/97   Change    6/29/96
--------------------------------------------------------------------------------
Total Revenues      $11,945   (5.7%)    $12,666   $23,058   (6.4%)    $24,626
--------------------------------------------------------------------------------

During both the second quarter and the six months ended June 28, 1997, total revenues decreased compared to the same periods in 1996 due primarily to a general softness in network industry sales, which has impacted the results of the entire industry segment, and intensified competition. The Company currently believes that its third quarter operating results also will be adversely affected by the general softness in industry sales and the impact of new products to be introduced is not presently determinable.

                    Qtr. End            Qtr. End   Y-T-D               Y-T-D
(in thousands)      6/28/97   Change    6/29/96   6/28/97   Change    6/29/96
--------------------------------------------------------------------------------
Gross Profit        $ 6,941   (3.1%)    $ 7,165   $13,707   (3.0%)    $14,124
% of Total
Revenues             58.1%                56.6%     59.5%              57.4%
--------------------------------------------------------------------------------

Gross profit decreased in absolute dollars but increased as a percentage of revenues during the second quarter of 1997 and the six months ended June 28, 1997 compared to the same periods in 1996. The decrease in absolute dollars is due to the decrease in revenues. Gross profit as a percentage of revenues improved during the second quarter of 1997 due to a reduction in the Company's discount structure relating to the manufacturers' representative program that was introduced near the end of the second quarter of 1996, which in turn increased sales and marketing expenses (see below).

                    Qtr. End            Qtr. End   Y-T-D               Y-T-D
(in thousands)      6/28/97   Change    6/29/96   6/28/97   Change    6/29/96
--------------------------------------------------------------------------------
Sales & Marketing   $3,771     10.1%    $3,424     8,795     28.8%    $6,827
% of Total
 Revenues            31.6%               27.0%     38.1%               27.7%
--------------------------------------------------------------------------------

For both the quarter ended and the six months ended June 28, 1997, sales and marketing expenses increased in absolute dollars and as a percentage of total revenues compared to the same period in 1996. The increase is due largely to an increase in employees and other costs attributable to Logicraft Information Systems ("Logicraft") acquired during the fourth quarter of 1996. The Company restructured its sales force during the first and second quarters of 1997 to fully integrate Logicraft into the sales mix. Costs relating to these restructurings totaled approximately $223,000 during the first half of this year. Additionally, the Company reduced its discount structure, as mentioned above, and has experienced increased sales commissions as a result.

                    Qtr. End            Qtr. End   Y-T-D               Y-T-D
(in thousands)      6/28/97   Change    6/29/96   6/28/97   Change    6/29/96
--------------------------------------------------------------------------------
Research &          $2,185     51.1%    $1,446    $4,220     38.1%    $3,056
Development
% of Total
 Revenues            18.3%               11.4%     18.3%               12.4%
--------------------------------------------------------------------------------

Research and development expenses increased in absolute dollars and as a percentage of total revenues in both the second quarter and the six months ended June 28, 1997, compared with the same periods in 1996. The increase stems primarily from an increase in the number of employees due to the acquisition of Logicraft during the fourth quarter of 1996, as well as the development of a higher number of prototypes than experienced during the second quarter of 1996. During the first and second quarters of 1997, the Company restructured its research and development work force to fully integrate Logicraft into the research and development process. To date, the Company has expensed all R&D costs as incurred.

                    Qtr. End            Qtr. End   Y-T-D               Y-T-D
(in thousands)      6/28/97   Change    6/29/96   6/28/97   Change    6/29/96
--------------------------------------------------------------------------------
General &           $908       1.7%     $893      $2,146     9.8%     $1,954
Administrative
% of Total
Revenues             7.6%               7.1%        9.3%                7.9%
--------------------------------------------------------------------------------

General and administrative expenses remained consistent in both absolute dollars and as a percentage of total revenues during the second quarter ended June 28, 1997, compared to the same period in 1996, whereas G&A increased in both categories during the six months ended June 28, 1997, compared to the same period in 1996. This increase is mainly the result of the increase in personnel and other administrative costs attributable to Logicraft acquired during the fourth quarter of 1996.

                    Qtr. End            Qtr. End   Y-T-D               Y-T-D
(in thousands)      6/28/97   Change    6/29/96   6/28/97   Change    6/29/96
--------------------------------------------------------------------------------
Income Taxes          $38     (93.8%)    $617      ($389)   (138.5%)  $1,010

Effective Tax         22.4%              38.6%      31.3%              37.4%
Rate
--------------------------------------------------------------------------------

The Company's effective tax rate experienced a decrease during both the second quarter and the six months ended June 28, 1997, compared to the same periods of the preceding year primarily because the research and development tax credit afforded under Section 41 of the Internal Revenue Code, which was not available during the three months and six months ended June 29, 1996, was reinstituted in the third quarter of 1996.

                    Qtr. End            Qtr. End   Y-T-D               Y-T-D
(in thousands)      6/28/97   Change    6/29/96   6/28/97   Change    6/29/96
--------------------------------------------------------------------------------
Net Income/(Loss)    $132     (86.6%)    $982      ($854)   (150.6%)  $1,689
% of Total
 Revenues            1.1%                7.8%      (3.7%)               6.9%
--------------------------------------------------------------------------------

Net income decreased in both absolute dollars and as a percentage of total revenues for both the second quarter and the six months ended June 28, 1997 as compared to the same periods in 1996. This decrease is due primarily to a decrease in revenues coupled with an increase in personnel and other operating expenses relating to Logicraft as discussed above .

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations primarily through operating cash flows and equity financings. At June 28, 1997, the Company had cash and cash equivalents of $5.3 million. This represents a $5.0 million decrease in cash equivalents during the six months ended June 28, 1997, due primarily to increases in inventory resulting from lower than expected sales and the timing of payables. As a result of the use of cash and cash equivalents over the past three quarters, the Company obtained a $10 million unsecured revolving credit facility with Bank of America during the second quarter which will be used for general corporate and working capital purposes. No amounts were outstanding under this credit facility at June 28, 1997. Cash flows from operations and available cash under the credit facility will be sufficient to meet cash needs in the foreseeable future.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

          As previously reported , the Company, Richard G. Meise, Richard R. Douglas and David C. Bolles were named as defendants in two shareholder lawsuits brought in the Maricopa County Superior Court for the State of Arizona, entitled James T. Zelloe, et al. v. Microtest, Inc. et al., Case No. CV96-16655 and Richard Fluegel et al. v. Microtest, Inc. et al., Case No. CV96-19144. In April 1997, the lawsuits were dismissed without prejudice.

      The Company is from time to time involved in legal proceedings of a character normally incident to its business, including various claims and pending actions against the Company seeking damages.

Item 2. - Changes in Securities

      None

Item 3. - Defaults Upon Senior Securities

      Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on July 22, 1997. The shareholders elected the following persons to serve three-year terms as directors of the company: William C. Turner and Dianne C. Walker. The votes for and against (withheld) each nominee were as follows:

Nominee                        Votes For           Votes Withheld
William C. Turner              7,237,862               385,376
Dianne C. Walker               7,242,062               381,176

Roger C. Ferguson, Richard G. Meise, and Steven G. Mihaylo continued as directors following the meeting.

Item 5. - Other Information

      None

Item 6. - Exhibits and Reports on Form 8-K

      a) Exhibits

            Exhibit 11 - Statement regarding computation of per share earnings

            Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

      b) Reports on Form 8-K

            No current reports on Form 8-K were filed during the three months ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant



Date: August 12, 1997                             /s/ Richard G. Meise
                                                  ------------------------------
                                                  Richard G. Meise
                                                  Chief Executive Officer



Date: August 12, 1997                             /s/ Richard R. Douglas
                                                  ------------------------------
                                                  Richard R. Douglas
                                                  Chief Financial Officer