Form 10-Q
period 1997-09-27
MICROTEST INC
filed 1997-11-12
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 27, 1997

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

As of November 4, 1997, 8,201,769 shares of the registrant's common stock were outstanding.



                         This document contains 16 pages
                         -------------------------------

                                      INDEX
                                      -----

                                 MICROTEST, INC.

                                                                          Page
Facing Page                                                                 1

Index                                                                       2

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets                                 3

      Condensed Consolidated Statements of Income                           4

      Condensed Consolidated Statements of Cash Flows                       5

      Notes to Unaudited Condensed Consolidated Financial Statements       6-8

Item 2 - Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                 8-11

PART II.  OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings                                                 12

Item 2 - Changes in Securities                                             12

Item 3 - Defaults Upon Senior Securities                                   12

Item 4 - Submission of Matters to a Vote of Security Holders               12

Item 5 - Other Information                                                 12

Item 6 - Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

Exhibit 11 - Statement regarding computation of per share earnings         14

Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe
           Harbor Compliance Statement for Forward-Looking Statements      15-16

PART I.  FINANCIAL STATEMENTS

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                            September 27,       December 31,
                                                                          1997 (unaudited)         1996
                                                                          ----------------      ------------
                                 ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                               $  7,701           $ 10,282
      Accounts receivable - net                                                 13,580             17,544
      Inventories - net                                                          6,936              6,163
      Prepaid expenses                                                           1,521                823
      Income taxes receivable                                                      795                291
      Deferred income taxes                                                      3,121              3,121
                                                                              --------           --------
           Total current assets                                                 33,654             38,224

PROPERTY, PLANT AND EQUIPMENT - less accumulated
      depreciation of $5,604 and $4,943, respectively                            3,391              3,642

INTANGIBLES AND OTHER ASSETS                                                     1,163                832

DEFERRED INCOME TAXES                                                              615                615
                                                                              --------           --------

TOTAL                                                                         $ 38,823           $ 43,313
                                                                              ========           ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                        $  3,457           $  5,579
      Accrued liabilities                                                        2,909              4,983
      Accrued payroll and employee benefits                                        933              1,079
                                                                              --------           --------
           Total liabilities                                                     7,299             11,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value - authorized, 15,000,000 shares;
         issued 8,159,540 and 8,159,058 shares, respectively                         8                  8
      Additional paid-in capital                                                32,613             32,593
      Deficit                                                                   (1,097)              (485)
      Common stock in treasury at cost - 0 and 27,970
         shares, respectively                                                     --                 (444)
                                                                              --------           --------
           Total stockholders' equity                                           31,524             32,116
                                                                              --------           --------

TOTAL                                                                         $ 38,823           $ 43,757
                                                                              ========           ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (unaudited)
                                 (In thousands)

                                              Three Months Ended              Nine Months Ended
                                         ----------------------------  -----------------------------
                                         September 27,  September 28,  September 27,   September 28,
                                             1997           1996           1997            1996
                                         -------------  -------------  -------------   -------------
TOTAL REVENUES                             $ 12,391       $ 12,136       $ 35,450        $ 36,762

TOTAL COST OF SALES                           5,335          4,853         14,686          15,355
                                           --------       --------       --------        --------

GROSS PROFIT                                  7,056          7,283         20,764          21,407

OPERATING EXPENSES:
      Sales and marketing                     3,695          3,323         12,490          10,150
      Research and development                1,847          1,586          6,067           4,642
      General and adminstrative                 978          1,028          3,124           2,982
                                           --------       --------       --------        --------

           Total operating expenses           6,520          5,937         21,681          17,774

INCOME/(LOSS) FROM OPERATIONS                   536          1,346           (917)          3,633

INVESTMENT INCOME                                 1            175            212             586
                                           --------       --------       --------        --------

INCOME/(LOSS) BEFORE INCOME TAXES               537          1,521           (705)          4,219

INCOME TAX PROVISION/(BENEFIT)                  205            530           (184)          1,539
                                           --------       --------       --------        --------

NET INCOME/(LOSS)                          $    332       $    991       $   (521)       $  2,680
                                           ========       ========       ========        ========

NET INCOME/(LOSS) PER COMMON AND
      EQUIVALENT SHARE                     $   0.04       $   0.12       $  (0.06)       $   0.32
                                           ========       ========       ========        ========

SHARES USED IN PER SHARE CALCULATION          8,298          8,291          8,168           8,255
                                           ========       ========       ========        ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                             -----------------------------
                                                                             September 27,   September 28,
                                                                                 1997            1996
                                                                             -------------   -------------
OPERATING ACTIVITIES:
      Net (loss)/income                                                        $   (521)       $  2,680
      Adjustments to reconcile net (loss)/income to net cash
         (used in) provided by operating activities:
           Depreciation and amortization                                          1,491           1,101
           Changes in operating assets and liabilities:
             Accounts receivable                                                  3,964            (196)
             Inventories                                                           (773)          2,040
             Prepaid expenses and other assets                                   (1,139)            525
             Accounts payable                                                    (2,552)            197
             Accrued liabilities                                                 (1,982)            790
             Accrued payroll and employee benefits                                 (146)            108
             Income taxes receivable                                               (504)          1,853
                                                                               --------        --------

Net cash (used in) provided by operating activities                              (2,162)          9,098

INVESTING ACTIVITIES:
      Purchases of equipment and leasehold improvements                            (570)           (933)
                                                                               --------        --------

Net cash used in investing activities                                              (570)           (933)

FINANCING ACTIVITIES:
      Proceeds from sale of common stock and treasury stock                         151             180
      Reduction in income tax liability from disqualifying dispositions of incentive stock options and exercises of non-qualified stock
         options                                                                                     39
                                                                               --------        --------

Net cash provided by financing activities                                           151             219
                                                                               --------        --------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                 (2,581)          8,384

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   10,282          19,907
                                                                               --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  7,701        $ 28,291
                                                                               ========        ========

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and the nine months ended September 27, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         A. Principles of Consolidation - The condensed consolidated financial statements include the accounts of Microtest, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company develops, markets, and supports products that make it easier to install, service, and manage local area networks ("LANs").

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

         D. Research and development expenditures are charged as incurred. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized. Based on the Company's product development process, technological feasibility is established upon the completion of all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. Costs incurred by the Company between the completion of the above mentioned activities and the point at which the product is ready for general release have previously been insignificant. Accordingly, the Company has previously charged all such costs to research and development expenses. During the quarter ended September 27, 1997, the Company capitalized $524,000 of such costs.

         E. Reclassifications - Certain  reclassifications have been made to the
         1996  consolidated   financial   statements  to  conform  to  the  1997
         presentation.

         F. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.       COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments due under the Company's office operating leases are as follows:

                                                    (Amounts in
                                                     Thousands)
                   Remainder of 1997                   $  254
                   1998                                 1,004
                   1999                                   995
                   2000                                   842
                   2001                                   148
                   2002                                    12
                                                       ------
                   Total minimum rental payments       $3,255
                                                       ======


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

Results of Operations
---------------------

                  Qtr. End            Qtr. End      Y-T-D                 Y-T-D
(in thousands)     9/27/97    Change   9/28/96     9/27/97     Change    9/28/96
--------------------------------------------------------------------------------
Total Revenues     $12,391      2.1%   $12,136     $35,450      (3.6%)   $36,762
--------------------------------------------------------------------------------

During the third quarter ended September 27, 1997, total revenues increased compared to the same period in 1996 due primarily to an increase in domestic sales. Sales decreased during the nine months ended September 28, 1997 as compared to the nine months ended September 28, 1996. This decrease is mainly the result of a general softness in network industry sales, which has impacted the results of the entire industry segment, sluggish sales in Europe and intensified competition.

                  Qtr. End            Qtr. End      Y-T-D                 Y-T-D
(in thousands)     9/27/97    Change   9/28/96     9/27/97     Change    9/28/96
--------------------------------------------------------------------------------
Gross Profit       $ 7,056     (3.1%)  $ 7,283     $20,764      (3.0%)   $21,407
% of Total
Revenues           56.9%               60.0%       58.6%                 58.2%
--------------------------------------------------------------------------------

Gross profit decreased in both absolute dollars as a percentage of revenues during the third quarter of 1997 compared to the same period in 1996. The decrease in gross profit is due to a charge to the obsolete inventory reserve of approximately $415,000. This charge was taken to account for potentially excess inventory levels of several of the

Company's products that may become obsolete with the introduction of new products during the fourth quarter of 1997 and first quarter of 1998. Gross profit as a percentage of total revenues remained relatively flat during the nine months ended September 27, 1997 as compared to the same period in 1996. The Company has introduced higher software content in several of its products which has helped the Company maintain its gross margin on a year-to-date basis even with the obsolete reserve booked in the third quarter, as previously discussed.

                  Qtr. End            Qtr. End      Y-T-D                 Y-T-D
(in thousands)     9/27/97    Change   9/28/96     9/27/97     Change    9/28/96
--------------------------------------------------------------------------------
Sales &
Marketing          $ 3,695     11.2%   $ 3,323     $12,490      23.1%    $10,150
% of Total
 Revenues          29.8%               27.4%       35.2%                 27.6%
--------------------------------------------------------------------------------

For both the quarter ended and the nine months ended September 27, 1997, sales and marketing expenses increased in absolute dollars and as a percentage of total revenues compared to the same period in 1996. The increase is due largely to an increase in employees and other costs attributable to Logicraft Information Systems ("Logicraft") acquired during the fourth quarter of 1996. Additionally, the Company introduced a manufacturers' representative program in late-1996. The manufacturers' representative program pays commissions to selected representatives of the Company for selling the Company's products from the shelves of the Company's distributors to end users. As a result of this program, the Company lowered its discount structure to the distributors represented by these selected manufacturers' representatives and, in turn, increased commission expenses.

                  Qtr. End            Qtr. End      Y-T-D                 Y-T-D
(in thousands)     9/27/97    Change   9/28/96     9/27/97     Change    9/28/96
--------------------------------------------------------------------------------
Research &
Development        $ 1,847     16.5%   $ 1,586     $ 6,067      30.7%    $ 4,642
% of Total
 Revenues          14.9%               13.1%       17.1%                 12.6%
--------------------------------------------------------------------------------

Research and development expenses increased in absolute dollars and as a percentage of total revenues in both the third quarter and the nine months ended June 28, 1997, compared with the same periods in 1996. The increase stems primarily from an increase in the number of employees due to the acquisition of Logicraft during the fourth quarter of 1996, as well as the development of a higher number of prototypes than experienced during the third quarter and nine months ended September 28, 1996. During the first nine months of 1997, the Company restructured its research and development work force to fully integrate Logicraft into the research and development process. During the third quarter of 1997, the Company capitalized $524,000 of research and development costs associated with the development of software of new products for which technological feasibility has been determined. These costs will be amortized over the life of the associated products of approximately two to four years as a charge to cost of goods sold.

These amortization charges may have result in lowering the Company's gross profit in future quarters.


                  Qtr. End            Qtr. End      Y-T-D                 Y-T-D
(in thousands)     9/27/97    Change   9/28/96     9/27/97     Change    9/28/96
--------------------------------------------------------------------------------
General &
Administrative     $   978     (4.9%)  $ 1,028     $ 3,124       4.8%    $ 2,982
% of Total
Revenues           7.9%                8.5%        8.8%                  8.1%
--------------------------------------------------------------------------------

General and administrative expenses decreased in both absolute dollars and as a percentage of total revenues during the third quarter of 1997 as compared with the third quarter of 1996 primarily because of various cost control measures implemented during the quarter. General and administrative expenses increased in both absolute dollars and as a percentage of total revenues during the nine months ended September 27, 1997 compared to the same period in 1996 mainly as a result of the increase in personnel and other administrative costs attributable to Logicraft acquired during the fourth quarter of 1996 and legal expenses incurred to defend the Company against a class-action lawsuit that was dismissed without prejudice during the second quarter of 1997.

                  Qtr. End            Qtr. End      Y-T-D                 Y-T-D
(in thousands)     9/27/97    Change   9/28/96     9/27/97     Change    9/28/96
--------------------------------------------------------------------------------
Income Taxes       $   205    (61.3%)  $   530     ($  184)   (112.0%)   $ 1,539

Effective Tax
Rate               38.2%               34.9%       (26.1%)               36.5%
--------------------------------------------------------------------------------

The Company's effective tax rate experienced an increase during the third quarter of 1997 but experienced a decrease during the nine months ended September 27, 1997, compared to the same periods of the preceding year. The increase during the third quarter and the decrease during the nine months ended September 27, 1997 is due primarily to lower benefits expected to be derived from research and development credits and Foreign Income Sales Corporation benefits during 1997.

                  Qtr. End            Qtr. End      Y-T-D                 Y-T-D
(in thousands)     9/27/97    Change   9/28/96     9/27/97     Change    9/28/96
--------------------------------------------------------------------------------
Net Income/(Loss)  $   332    (66.5%)  $   991     ($  521)    (119.4%)  $ 2,680
% of Total
 Revenues          2.7%                8.2%        (1.5%)                7.3%
--------------------------------------------------------------------------------

Net income decreased in both absolute dollars and as a percentage of total revenues for both the third quarter and the nine months ended September 27, 1997 as compared to the same periods in 1996. This decrease is due primarily to a decrease in revenues coupled with an increase in personnel and other operating expenses relating to Logicraft as discussed above. The Company has implemented cost control measures, including headcount reductions, to fully integrate Logicraft into Microtest's operating plan. In the third quarter of 1997, Logicraft was accretive

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations primarily through operating cash flows and equity financings. At September 27, 1997, the Company had cash and cash equivalents of $7.7 million. This represents a $2.6 million decrease in cash equivalents compared to December 31, 1996, due primarily to increases in inventory resulting from lower than expected sales and the timing of payables and accrued liabilities.

 As a result of the use of cash and cash equivalents over the past four quarters, the Company obtained a $10 million unsecured revolving credit facility with Bank of America during the second quarter of 1997 which will be used for general corporate and working capital purposes. The credit facility carries an interest rate equal to Bank of America's "Reference Rate" defined by Bank of America as "the rate of interest in effect for such day as publicly announced from time to time by the Bank in San Francisco, California as its `reference rate'" or the Offshore Rate plus 1.50%. Major convenants of the credit facility include: (i) the Company, on a consolidated basis, not incurring a net and operating loss in two consecutive quarters; (ii) the Company maintaining a modified quick ratio of no less than 1.50; (iii) the Company maintaining a Tangible Net Worth of no less than 90% of the Company's Tangible Net Worth at December 31, 1996; and (iv) the Company not permitting its total liabilities to exceed 0.75 times Tangible Net Worth. No amounts were outstanding under this credit facility and the Company was in compliance with all loan convenants at September 27, 1997.

Capital expenditures for the nine months ended September 27, 1997 were approximately $600,000. During the fourth quarter of 1997, the Company intends to invest approximately $250,00 to upgrade computer hardware and software. Additionally, the Company will be investing approximately $100,000 to build additional space in their current facility in Phoenix, Arizona. No other major capital expenditures are planned during the fourth quarter.

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

Item 6. - Exhibits and Reports on Form 8-K

         a) Exhibits

             Exhibit 11 - Statement regarding computation of per share earnings

             Exhibit 99 - Private Securities  Litigation Reform Act of 1995 Safe
                Harbor Compliance Statement for Forward-Looking Statements

      b) Reports on Form 8-K

             No current reports on Form 8-K were filed during the three months ended September 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant



Date: November 11, 1997                            /s/ Richard G. Meise
                                                   -----------------------------
                                                   Richard G. Meise
                                                   Chief Executive Officer


Date: November 11, 1997                            /s/ Charles V. Mihaylo
                                                   -----------------------------
                                                   Charles V. Mihaylo
                                                   President and Chief Operating
                                                   Officer


Date: November 11, 1997                            /s/ Richard R. Douglas
                                                   -----------------------------
                                                   Richard R. Douglas
                                                   Chief Financial Officer
                                       13