Form 10-K405
period 1997-12-31
MICROTEST INC
filed 1998-03-31
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
(Mark One)

         [X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  or  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ____________ to ______________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 23, 1998, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $43,611,630.



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         8,209,248 shares of Common Stock outstanding on March 23, 1998
--------------------------------------------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS
                                                                           Page
PART
I............................................................................4

     ITEM 1.     BUSINESS....................................................4
     ITEM 2.     PROPERTIES..................................................16
     ITEM 3.     LEGAL PROCEEDINGS...........................................17
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIY
                 HOLDERS.....................................................17

PART
II...........................................................................18

     ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY
                 SECURITIES AND RELATED SHAREHOLDER MATTERS..................18
     ITEM 6.     SELECTED FINANCIAL DATA.....................................19
     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............21
     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................34
     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE..................................................53

PART III.....................................................................53

     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 COMPANY.....................................................53
     ITEM 11.    EXECUTIVE COMPENSATION......................................53
     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT.......................................53
     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............54

PART IV......................................................................54

     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K.........................................54

                                     PART I


ITEM 1.  BUSINESS.
         ---------

Introduction

         Microtest, Inc. ("Microtest" or the "Company") develops, markets and supports products that make it easier to use, manage and service Local Area Networks ("LANs"). Founded in 1984, Microtest has become a leading producer of network management and network connectivity products that are designed to simplify complex tasks in the workplace.

         Microtest's Network Management Product ("NMP") line of handheld certification and troubleshooting tools are used in the installation and operation of networks. The handheld scanners quickly certify whether network cabling will support the proposed network infrastructure, monitor network activity when the network is in use, pinpoint cable problems when they arise, and provide documentation of the network infrastructure. Products in this line operate across multiple cable types and network management systems, and cost-effectively increase network productivity and reliability by reducing network downtime.

         In late 1997, Microtest introduced CertiFiber(TM), the first certification tool for fiber optic networks. CertiFiber simplifies the process of certifying LAN fiber cable installations to industry standards by instantly delivering a pass/fail result with the push of a single button. CertiFiber satisfies the growing need among cable installers to reduce the time it takes to install and certify an ever-increasing number of fiber and mixed copper/fiber networks. Organizations continue to place mission critical operations and information knowledge bases onto networks of increasing size and complexity.
Using CertiFiber at the time of installation verifies that the network can safely and reliably deliver the speed and accuracy users will demand.

         Microtest's Network Connectivity Product ("NCP") line consists of a family of mini-server and server products that allow users to easily share information on a variety of peripheral devices, including CD-ROM drives. Microtest connectivity products enable organizations to develop, store, manage and access information and knowledge bases with ease. The Company's DiscPort(R) brand of products includes CD-ROM and DVD-ROM mini servers, towers and enterprise servers that let organizations access information instantly with point-and-click ease.

         In 1997, Microtest introduced WebZerver(TM), an intranet mini-server that simplifies the process of creating departmental intranet sites. According to the Gartner Group, an increasing number of organizations are utilizing intranets to facilitate access and retrieval of critical information. WebZerver simplifies intranet installation and content publishing, letting users collaborate and share knowledge and information quickly and easily.

         Microtest is a Delaware corporation, its principal executive offices are located at 4747 N. 22nd Street, Phoenix, Arizona 85016, and its telephone number is (602) 952-6400.

         This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities and Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and year 2000 issues and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Industry Background

         The computer networking industry, which includes local area networking, enterprise networking, intranets and the Internet continues to grow at a rapid rate. In September 1996, Dataquest predicted that the LAN market will experience a 5-year, 20% compound annual growth rate.

         Organizations' growing dependence on networks causes increasing pressure for improved network performance and reliability, starting at the point of cable installation. As more demands are placed on the network, products that maintain and enhance the integrity of the LAN, and that ensure network compliance with continuously changing U.S. and international standards, will become ever more important.

         Adding to the increased demand on networks is the trend toward increased complexity. Each year, there are new standards, new protocols, faster data requirements, enhanced operating systems, better data storage options, new peripheral hardware, more advanced topologies (wiring configurations), and additional cabling options. Moreover, many networks incorporate a variety of different technologies and it is this trend toward complexity which is creating demand for products that manage network assets.

         Organizations are continuing to migrate mission-critical operations and information to the network, making the work environment ever more dependent on the network's ability to have multiple users share information efficiently. This growing dependence on networking has caused increasing demand for products and technologies that maximize device and information sharing capabilities. CD-ROM remains the mass information storage medium of choice because of its low cost and easy access via network CD-ROM servers. As the cost of CD-Recordable drives continue to fall, more organizations may utilize this storage medium as a viable alternative to other, more expensive memory options. The move toward intranets for information capture and distribution has also gained momentum.

Market for the Company's Products

         Network   Management   Products.   In  March  1996,  World  Information
Technologies, Inc. predicted that the market for handheld digital/data test equipment would exceed $300 million by the year 2000 and, according to Kessler Marketing Intelligence Corporation, $175 million of that market will be for fiber test instruments. This is because equipment and technologies continue to be developed allowing high-speed data transmission over twisted-pair and fiber optic wiring. In fact, according to World Information Technology, 36% of premise wiring will be fiber by 1999. Ensuring that existing or newly installed wiring can handle these high data speeds is a critical step in minimizing network downtime, lost productivity and data transmission problems later. Service providers and systems integrators worldwide use Microtest's NMP products to perform the critical certification functions for modern twisted-pair networking systems and legacy cabling. Newer products (CertiFiber) perform similar certification functions for fiber optic cabling. Once the network cabling is installed and the network is running, management software products continue to help users troubleshoot network problems with speed and accuracy minimizing network downtime and increasing user productivity.

         Network Connectivity Products. Microtest's NCP products address the challenges associated with managing devices and sharing large amounts of information within workgroups, or enterprises. Network administrators, librarians, and information resource professionals in all kinds of organizations such as law firms, educational institutions, libraries, and research facilities are some of the target markets for Microtest's NCP line. CD-ROM is the information storage medium of choice and, according to Frost & Sullivan, unit shipments of CD-ROM networking products are being driven by increases in the amount of content available on CD and DVD. Microtest's CD-ROM networking products are designed to increase the ease of connecting network users to the content stored on CD-ROMs and DVD-ROMs. Newer NCP product offerings have also enabled network users to utilize newer popular storage devices and media, such as Jaz(TM) and Zip(TM) drives. NCP core technologies have broadened to expand beyond the scope of CD devices, to encompass these newer popular media types, as well as the Internet and intranets.

         Network administrators charged with developing a structure through which an organization can develop an enterprise-wide intranet is one primary market. According to Forrester Research, companies will migrate to full service intranets for 1) making easier connections with the outside world; 2) standardizing multiple competing suppliers; and 3) lowering costs. This market is growing rapidly. Tierney & Partners, in a study conducted for the American Management Association (AMA), indicated that 36% of all companies have an intranet for inter-organizational communications. The report predicted this figure would grow to 68% by 1999. NCP core technologies have proven to be extensible and adaptable to target these newer market opportunities.

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

         Developing Fully Integrated Solutions. Microtest develops integrated, intuitive "plug and play" solutions, which can be quickly and easily installed on a network and brought into everyday use. The Company's products are designed to be marketed and sold as complete solutions to common network problems experienced by users. For example, in 1996 the Company introduced a complete line of network-ready DiscPort Towers, which included the CD-ROM drives, tower enclosure and CD-ROM networking software. Towers are available in several configurations, to accommodate the varying needs of different types of users.

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

         Expand Software Content. The Company continues to expand the amount of software in its products to enable it to meet market demands for greater functionality and easier adaptation. Increasing software content in integrated products, while releasing new software products and software upgrades, continues to be important to Microtest.

Products

         The Company's products consist of a family of handheld scanners and network troubleshooting devices which pinpoint cable problems, certify cable across multiple LAN configurations and troubleshoot network faults. Sales of network management products accounted for 55%, 59% and 81% of the Company's total revenues in 1997, 1996 and 1995, respectively. Additionally, the Company offers a line of LAN connectivity products that allow users to easily share information on a variety of peripheral devices, including CD-ROMs.

         The Company currently derives substantially all of its revenues from its PentaScanner and DiscPort products. Any decrease in sales of PentaScanner or DiscPort products would have a material adverse effect on the Company's business, financial condition and operating results.

         Network Management Products. Cable installers and information system administrators use Microtest's NMP products to instantly pinpoint physical cabling problems, which can be a primary cause of network downtime. The Company designs scanners with easy-to-use keypads for entering commands and LCD screens for displaying results. The Company's NMP products handle the various types of networks and cables and certify that cable installations will meet the link performance requirements as well as major industry standards, such as those issued by the International Standards Organization ("ISO"), Telecommunications Industry Association ("TIA") and Electronics Industry Association ("EIA"). Microtest's scanner products utilize a variety of technologies, including Time Domain Reflectometry (TDR), Digital Signal Processing, proprietary ASICs developed by Microtest, as well as Microtest's knowledge base in making cable measurements. These technologies and know-how are incorporated into intuitive, easy to use handheld scanners that allow cabling and network professionals to use these powerful technological tools with little or no training.

         The following table provides a partial listing of current products in the NMP line:


--------------------------------------------------------------------------------
Network Management Products
--------------------------------------------------------------------------------
Cable Certification Tools                  Network Troubleshooting Tools
--------------------------------------------------------------------------------
PentaScanner+(TM)                          NetWare(R) COMPAS(TM)
--------------------------------------------------------------------------------
PentaScanner(TM) 350                       NT COMPAS(TM) Module
--------------------------------------------------------------------------------
CertiFiber(TM)                             Internet COMPAS(TM) Module
--------------------------------------------------------------------------------
MTCrimp(TM)                                Fiber Solution Kit
--------------------------------------------------------------------------------
                                           MICROSCANNER(TM)
--------------------------------------------------------------------------------

         PentaScanner+ with 2-Way Injector+ is Microtest's best selling cable management system and is capable of certifying cable links to 100 MHz performance specifications. PentaScanner+ offers professional cable installers, service providers and network administrators an easy-to-use, handheld solution for installing, managing and troubleshooting Category 5 and ISO Class D cabling systems. The 2-Way Injector+ is an accessory to the PentaScanner+ that measures Near-End Crosstalk (NEXT) and Attenuation-to-Crosstalk Ratio (ACR) from both ends of the installed network cable link which saves installation test time. This product enables cable installers to purchase a handheld tool that provides cable-testing accuracy indistinguishable from a network analyzer.

         PentaScanner 350 includes all of the Technical Service Bulletin ("TSB") 67 Level II functionality and accuracy of PentaScanner+, and is the only Category 5 tester with Performance Grading. Performance Grading measures and rates the quality of high-performance links by analyzing the available headroom at 100 MHz and offers a variety of qualitative performance grading data, not just a pass/fail test result. PentaScanner 350 also shows the available headroom for future growth of the LAN. Using PentaScanner 350 ensures a highly reliable cable installation that will meet future performance requirements without costly rewiring.

         CertiFiber, introduced in late 1997, is the first fiber optic certification scanner that certifies fiber installations to TIA, ISO, and other industry specifications. CertiFiber enables fiber optic cable installers, electrical contractors, field service contractors and computer network administrators to certify fiber optic cable fast and accurately. CertiFiber features a one-button Autotest that provides pass/fail results instantly. Users specify the required fiber standard (such as TIA 568A or ISO1108) and the number of splices and connectors on a segment and, within seconds, CertiFiber displays a pass/fail result based on length, propagation delay and bi-directional dual wavelength loss measurements for 850nm and 1300nm. CertiFiber is the only tester that can perform all these measurements critical to determining the Optical Link Budget.

         MICROSCANNER is an entry level scanner that quickly provides extensive cable information, combining length and wiring connections (wiremap) functions. It is a low cost scanner, and easily confirms continuity, wiremap, and cable fault locations. MICROSCANNER is the ideal tool for performing a fast, all-in-one twisted-pair cable check. Small enough to fit in the palm of a hand, MICROSCANNER quickly verifies cabling by combining the length measurement, using TDR technology, with wiremap. MICROSCANNER saves time and money by locating faults and identifying the sources of cabling problems.

         Additionally, Microtest offers MT CRIMP software enhancements for its scanners that provide easy-to-use methods for storing, retrieving and managing network test results and cabling information. These enhancements and upgrades include additional test functionality, customized test suites, expanded native language support and communication capabilities to external equipment and databases. The Company also sells accessories that complement the functions performed by its scanners.

         Also part of Microtest's NMP line, NetWare COMPAS ("COMPAS") is a network troubleshooting tool designed for IT administrators, network technicians and third-party service providers who are tasked with solving common, everyday problems on Ethernet LANs. COMPAS combines the best features of cable testers, protocol analyzers, network diagnostic utilities, and asynchronous data communications testers into a handheld, portable tool. Users select the network problem from a simple menu and COMPAS performs a series of tests designed to identify the cause of the problem. COMPAS also diagnoses problems inside NetWare fileservers via the COMPAS NetWare Loadable Module (NLM). COMPAS also troubleshoots Ethernet cabling and protocol and serial link problems. COMPAS' unique NetTap(TM) feature lets users plug in COMPAS between any network node and the hubs, to monitor traffic or test the network.

         Microtest offers two modules for COMPAS as well. The optional NT COMPAS module provides information about Windows NT(TM) network in seconds. Users add the module to their COMPAS and see the domains and hosts on their NT networks. NT COMPAS supports IP, NetBeui, and IPX protocols and configures itself from a DHCP server. The Internet COMPAS module for COMPAS troubleshoots Internet and intranet connections quickly and easily. In addition to the COMPAS tests, Internet COMPAS allows the user to easily isolate incorrectly configured hosts and determine whether the problem is a faulty router on the company intranet, or on the Internet at large. Often times, this simple diagnosis can save many hours of labor in troubleshooting the problem. Internet COMPAS performs tests such as Duplicate IP address detection, IP PING, IP host summary list and detail, and Internet Control Message Protocol
(ICMP) monitoring and trace route. Also included is Domain Name System (DNS) support for simplified troubleshooting, and DHCP support for automatic configuration.

         Network Connectivity Products. Microtest's NCP line enables organizations to create, access, share and store large amounts of information easily. Most of the products in this line focus on CD-ROM technology because it is still the most cost-effective and efficient medium for mass data storage and retrieval. Workgroups or entire organizations requiring instant access to mission critical information, reference information, research data, and even multimedia files can use CD-ROM as the storage medium and Microtest connectivity products for instant access and retrieval. These products enable network users to access and share information, such as customer databases, legal briefs, medical records, library reference volumes, research data, photo images, and even sound bytes across a network.

         In 1997, Microtest advanced its mini-server expertise beyond CD-ROM into the intranet technologies and markets. This new direction is an important next step in advancing the product line into the Internet age. Continued success in this product line will require Microtest to enhance its existing products, expand products into product lines, and introduce new products rapidly. To facilitate new and continuing product development, Company personnel work directly with customers, distribution channels, and leaders in other network industry segments to identify market needs and define appropriate product specifications.

         The following table provides a partial overview of current products in the NCP line:

-------------------------------------------------------------------------------------------------------
Network Connectivity Products
-------------------------------------------------------------------------------------------------------
Workgroup Mini-Servers                Enterprise Software              Enterprise Systems
-------------------------------------------------------------------------------------------------------
                                      DiscPort(R) Executive for        DiscPort(R) Enterprise Server
DiscPort(R)                           intraNetWare                     (Rack)
-------------------------------------------------------------------------------------------------------
                                      DiscPort(R) Executive for        DiscPort(R) Enterprise Server
DiscPort(R) XL                        Windows NT(TM)                   (Tower)
-------------------------------------------------------------------------------------------------------
DiscPort(R) PRO                                                        LANCD(R)
-------------------------------------------------------------------------------------------------------
DiscPort(R) Towers
-------------------------------------------------------------------------------------------------------
WebZerver(TM)
-------------------------------------------------------------------------------------------------------

         Microtest's primary NCP brand is DiscPort. The product line includes a category of workgroup mini-servers software and enterprise systems. These products integrate anywhere on a network and allow for the instantaneous sharing of CD-ROMs. DiscView PRO is the common software platform that features a transparent user interface by design, and enables users to view information on CDs.

         For larger enterprise applications, Microtest's DiscPort Enterprise Servers, available in rack and tower configurations, allows enterprises to share hundreds of CD-ROM titles with point-and-click simplicity. These fully integrated solutions include a CPU running DiscPort Executive software and up to sixty-three high-speed drives. Its graphical user interface makes managing CD-ROM resources easy, and users can browse and access CD-ROM resources from their desktop or their intranet browser. These servers are designed for enterprises with many users who need to access mission critical information resources on CD-ROM. Microtest also enables integrators to build their own enterprise servers by offering DiscPort Executive software separate from the hardware. The software is available in intraNetWare and Windows NT versions.

         With the acquisition of Logicraft Information Systems (now doing business as Microtest Enterprise Group ("MEG")), in 1996, Microtest acquired several additional technologies including Virtual CD, which allows users to access CD-ROM information at unprecedented speed by imaging, compressing and downloading CD-ROM data to the user's hard drive for faster retrieval. In 1997, the Company introduced DiscPort Enterprise server for Windows NT. Within a short time, the majority of sales for these large servers have moved to the NT platform.

         In 1997, Microtest expanded its line of mini-servers and its CD-ROM storage platform with WebZerver. WebZerver helps users implement intranet workgroup sites across organizations for collaborative document sharing and threaded discussions. Should the need arise to provide access to other databases through the intranet, however, users can quickly and easily attach external storage CD, DVD, Hard Disk, Jaz, or Zip drives.

Sales, Distribution and Customers

         Sales. The Company's sales, marketing and distribution strategy is to use a multiple channel, worldwide distribution network. The network includes distributors, VARs and dealers, manufacturer's representatives as well as selected OEMs and licensees. The Company's sales organization manages the activities of these distribution channels, directs sales leads to these distribution channels and responds to sales calls from distributors, resellers, dealers and end users. In addition, the Company has a telesales department that assists the sales efforts of its sales representatives.

         Distribution Network. The Company sells its products through an established worldwide network of distributors, VARs and dealers that market PC-related hardware and software products. The Company focuses a significant amount of its sales and marketing resources on its distribution channel, providing ongoing communication and support to channel participants. Distribution network support programs include ads in trade magazines to generate demand; regular mailings of product, promotional and technical materials; participation in industry trade shows; incentive programs for distributors, VAR and dealer sales personnel; and cooperative marketing programs. A dedicated sales force manages and supports the Company's distributors, VARs and dealers. The Company provides technical and sales product training to all of its distributors and dealers, who in turn provide technical and sales training to their customers who purchase Microtest products. Microtest also provides a strong set of VAR professional service offerings that includes installation services, installation planning and pre-sale site planning.

         North American sales accounted for approximately 76%, 71%, and 64% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company's United States distributors include national distributors, cable and wire distributors, and catalog merchandisers.

         To address international markets, the Company has developed relationships with distributors throughout Europe. The Company supports its European distributors through offices located in the United Kingdom and Germany. In addition, the Company has developed relationships with distributors located in Canada, Mexico, South America and the Pacific Rim. All international sales are denominated in United States dollars. Sales outside of North America accounted for 24%, 29% and 36% of the Company's total revenues in 1997, 1996 and 1995, respectively. The decrease in sales outside of North America is primarily due to a weakening of the European and Asia Pacific economy in 1997 coupled with the restructuring of the management group of the Company's European operations in October 1997. See footnote 9 in the Notes to the Consolidated Financial Statements for information by geographic area.

         Customers. The primary target market for the Company's products include LAN management personnel, LAN installers, field service personnel, resellers, and technical end users with departmental applications. The Company's end user customers span a broad range of industries that utilize LANs, including technology, industrial, transportation, retail, health care, financial services, government and education. As summarized in footnote 8 in the Notes to the Consolidated Financial Statements, major customers accounting for more than 10% of total revenue in 1995, 1996 and 1997 were Graybar Electric Company, Inc. 0%, 11% and 11%, Ingram Micro, Inc. 15%, 18% and 13% and Anixter 21%, 0% and 0%, respectively. The Company maintains a customer support organization in both North America and Europe to answer customer questions concerning the use of the Company's products.

Product Development

         The Company believes that its continued success will depend upon its ability to enhance its existing products, expand products into product lines, introduce new products on a timely basis and continue to develop technology that can be incorporated into commercially viable products addressing the demands of the LAN industry. To facilitate new and continuing product development, Company personnel work directly with customers, distribution channels, and leaders in other network industry segments to identify market needs and define appropriate product specifications. Microtest employees participate in numerous professional groups and technical committees including the following: Institute of Electrical & Electronic Engineers ("IEEE") 802.3 committee, ISO, International Electro-technical Commission ("IEC"), Certified Network Expert ("CNX") Technical Advisory Board, TIA TR41.8.1, and Building Industry Consulting Services International ("BICSI"). The Company believes that tracking developments in the latest high-speed technologies, like Integrated Service Digital Network ("ISDN"), Asymmetric Digital Subscriber Line ("ADSL") and Asynchronous Transfer Mode ("ATM"), will facilitate the development of products supporting the networks of the future.

         As one of the early entrants into the cable troubleshooting and certification markets, the Company has developed a substantial level of proprietary technology. The Company embodies a substantial portion of its TDR technology in a custom gate array to deter reverse engineering, and Microtest has obtained several United States patents on portions of its technologies. Microtest leverages its proprietary technology and industry expertise into new product offerings to enhance the troubleshooting, certification and connectivity capabilities of its product lines. The Company also routinely evaluates the acquisition or licensing of complementary products and technologies. There can be no assurance that any new products developed or acquired by the Company will be successful or profitable.

Acquisitions

         In recent years, the Company has strategically acquired network connectivity product offerings. In December 1996, the Company completed the acquisition of Logicraft Information Systems, Inc. ("Logicraft"), a leading developer and manufacturer of enterprise CD-ROM networking systems. Subsequent to the acquisition, Logicraft was renamed Microtest Enterprise Group ("MEG"). The Company acquired all of the capital stock of Logicraft for approximately $12.5 million and assumed certain Logicraft liabilities totaling approximately $4.5 million, which were paid off immediately after the closing. As a result of the allocation of the purchase price, the Company recorded an expense of $15.7 million to record the value of software research it acquired relating to products for which technological feasibility has not been established and for which no alternative future use existed. Microtest acquired Logicraft to give it broader reach throughout the entire CD-networking spectrum, most notably at the enterprise and NT levels.

         In June 1995, the Company completed the acquisition of Optical Media International ("OMI"), a pioneer in the CD-ROM and CD-R industry. The Company acquired all of the outstanding stock of OMI for approximately $4 million in cash and the assumption of OMI-related debt of $660,000. As a result of the allocation of the purchase price, the Company recorded an expense of $8.3 million and a related tax benefit of $3.2 million to record the value of software research it acquired relating to products for which technological feasibility has not been established and for which no alternative future use existed. The Company acquired OMI to develop networkable CD-R technology. CD-R technology is used in the areas of records archiving, information transfer, computer data back-up and mass storage.

         In August 1995, the Company acquired the technologies of Hotware, Inc., an independent software company for $450,000 in cash. Hotware has developed technologies in the LAN information access market and has made significant contributions over the past several years to existing Microtest product technology.

         The Company intends to continue to evaluate acquisition opportunities as they are presented from time to time. The Company may face competition from other suppliers or manufacturers of network hardware or software products or other third parties for acquisition opportunities as they become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company's operations, particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company's management from other business, and the potential loss of customers, key employees and suppliers of the acquired company, all of which could have a material adverse effect on the Company's business and operating results.

Manufacturing and Backlog

         The Company contracts with domestic manufacturers to build its products. These manufacturers comply with industry-accepted (IPC) standards and are, whenever possible, ISO 9002 certified. The Company's internal operations consist of supplier management, incoming test and inspection, final product configuration and packaging and order consolidation and shipment. The Company retains a skilled, permanent, core workforce, utilizing temporary employees to accommodate workload fluctuations. The Company maintains three authorized repair centers, one in Phoenix, Arizona, one in the United Kingdom and one in Japan.

         Certain components used in the Company's products are presently available from or supplied by only one source and others are available from limited sources. Although the Company does not have long-term supply contracts with any of its component suppliers, to date it has been able to obtain supplies of components and products in a timely manner. However, in the event that certain of its suppliers or contract manufacturers were to experience financial or other difficulties that resulted in a reduction or interruption in supply to the Company, the Company's results of operations would be adversely affected until the Company established alternate sources.

         In 1995, the Company began the documentation process to become ISO 9001 certified. In 1997, the Company continued this process by conducting numerous internal audits and reviews in preparation for final approval expected in 1998. ISO 9001 requires that business processes are documented and ensures that mechanisms are developed to continually improve general business practices and products.

         Historically, the Company has not maintained significant backlog because it fills substantially all product orders within 30 days after receipt of a firm purchase order. The Company does not believe that backlog is a reliable long-term indicator of future sales or earnings.

Competition

The market for LAN products is extremely fast-moving and competitive, and competition in the Company's market segment is continually increasing. Rapid technological advances and emerging industry standards can quickly change competitive conditions in the LAN industry. This often requires frequent new product introductions, added product features and rapid improvements in the relative price or performance of networking products. Failure to keep pace with technological advances or market changes would adversely affect the Company's competitive position and operating results. The Company's products compete on the basis of ease-of-use, product features, quality, reliability and price.

         In  the  network  management  and  certification  market,  the  Company competes with products manufactured by Wavetek Corporation, Scope Communications, Fluke Corporation and Datacom Technologies. To a lesser extent, the Company competes with manufacturers of time domain reflectometers, ohm meters, volt meters and oscilloscopes. The Company's network troubleshooting products compete with the products from Scope Communications, Fluke Corporation, Network General, and Hewlett-Packard Company. To a lesser extent, the Company competes with manufacturers of software-based protocol analyzers, such as Triticom and Intel.

         The Company's network connectivity products compete with products from Meridian Data, Inc.; Micro Design International; Ornetix; SciNet, Procom Technology, and Axis Communications, Inc. The Company also competes indirectly with suppliers of personal computers and network operating systems, such as MicroSoft and Novell, to the extent that these companies include CD-ROM networking utilities as part of their operating systems.

         The Company's competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. Further, the markets served by the Company's connectivity products continue to grow at rates that naturally attract new entrants into those markets. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company at lower prices or adapt more quickly than the Company to new or emerging technologies, evolving industry trends, or changing customer requirements. There also can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, customer service, and technical support capabilities to compete successfully.



Proprietary Rights

         Microtest relies upon a combination of copyright, trademark, trade secret and patent protection to establish and protect the Company's proprietary rights in its products and technologies. In addition, the Company generally enters into nondisclosure and confidentiality agreements with its employees, distributors, customers and suppliers with access to sensitive information and limits access to and distribution of its software documentation and other proprietary information. The Company has several trademarks, including Microtest(R), DiscPort(R), DiscView(R), PairScanner(R), PentaScanner(TM), CertiFiber(TM), and FiberEye(R), as well as MEG's disk-caching technology called FastCD(TM), and disc management utility software called AutoShare(TM).

         The Company embodies a substantial portion of its TDR technology in a custom gate array to deter reverse engineering. The Company has obtained a United States patent on a portion of its technology related to TDR.

         In 1997, the Company obtained two additional patents: one for a method and apparatus for concurrently measuring near end crosstalk at two ends of a cable and one for developing a foreign file system establishing method which uses a native file system virtual device driver.

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

Employees

         As of March 1, 1998, the Company employed 218 persons on a full-time basis: 84 in sales, marketing and customer support, 31 in manufacturing, 64 in research and development and 39 in administration. Many of the Company's employees are highly skilled in certain disciplines and the Company's continued growth and success will depend in part on its ability to retain management and key employees and, where appropriate, hire new employees. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.


ITEM 2.  PROPERTIES.
         -----------

         The Company's principal corporate offices and research and development facilities are located in a 49,000 square foot facility in Phoenix, Arizona. The lease for this facility commenced October 1, 1992, and continues for a period of eight years. Current monthly rental payments for this facility are approximately $75,000. The Company believes that this facility is adequate to meet its needs. The Company also leases sales and support offices in California, Illinois and the United Kingdom. The Company's subsidiaries lease office space for sales, support and research and development in New Hampshire and Germany.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------


         The Company is involved in various legal proceedings incidental to its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or operating results of the Company.


ITEM 4.  SUBMISSION OF MATTERS.
         ----------------------

         The Company did not submit any matter to a vote of its shareholders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET  FOR  THE  COMPANY'S   COMMON  EQUITY   SECURITIES  AND  RELATED
         -----------------------------------------------------------------------
         SHAREHOLDER MATTERS
         -------------------

         The Company's Common Stock has been traded in the over-the-counter market and quoted through the Nasdaq National Market ("Nasdaq") since October 30, 1992, under the symbol "MTST." The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on Nasdaq.

      Period                                                    High      Low
      ------                                                    ----      ---
       1996       First Quarter . . . . . . . . . . . . . .    $12.25    $5.00
                  Second Quarter . . . . . . . . . . . . .      12.25     7.00
                  Third Quarter . . . . . . . . . . . . . .     11.50     7.00
                  Fourth Quarter . . . . . . . . . . . . .      10.88     6.88
       1997       First Quarter . . . . . . . . . . . . . .     10.38     4.38
                  Second Quarter . . . . . . . . . . . . .       4.88     3.38
                  Third Quarter . . . . . . . . . . . . . .      6.63     3.81
                  Fourth Quarter . . . . . . . . . . . . .       8.13     3.88

         The closing price of the Company's Common Stock on March 23, 1998 was $5.31 per share.

         As of March 23, 1998, there were 8,209,248 shares of Common Stock outstanding, which were held of record by 245 holders. The Company estimates that there are approximately 6,073 beneficial owners of the Company's common stock.

         The Company has not paid any cash dividends on its Common Stock. The Company presently intends to retain earnings for use in its business and does not anticipate paying cash dividends on its outstanding shares in the foreseeable future.

Factors That May Affect Future Stock Performance

         The performance of the Company's common stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors That May Affect Future Results and Financial Condition."

         Possible Volatility of Stock Price - The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD-ROM networking industry, conditions in the network management and certification industry, changes in the general economy, and other factors could cause the price of the Company's

Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for share of small capitalization technology stocks in particular, have experienced extreme fluctuations, which have often been unrelated to the operation performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

         Certain Charter and Bylaw Provisions - The Company's Certificate of Incorporation and Bylaws empower the Board of Directors, without approval of the shareholders, to fix the right and preferences and to issue shares of preferred stock and divide the Company's Board of Directors into three classes. These provisions, as well as other provisions in such documents, could have the effect of deterring unsolicited takeovers or delaying or preventing changes in control or management of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over the current market prices.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The consolidated balance sheets as of December 31, 1996 and 1997, and the consolidated statements of operations for each of the three years in the period ended December 31, 1997 and the independent auditors' report thereon, are included in Item 8 of this Form 10-K.

                                                                           Years Ended December 31,
                                                                -------------------------------------------------------
                                                                   1993       1994        1995        1996        1997
                                                                   ----       ----        ----        ----        ----
                                                                        (in thousands, except per share amounts)
Statement of Income Data:
Revenues....................................................    $ 22,142    $ 39,574   $ 52,537    $ 50,442    $ 49,592
Cost of sales and services .................................       9,680      16,584     21,961      20,452      20,266
                                                                -------------------------------------------------------
     Gross profit ...........................................     12,462      22,990     30,576      29,990      29,326
Total operating expenses ....................................     15,045      16,212     22,192      24,939      29,254
Restructuring charges, purchased R & D
   and other unusual items(1) ...............................     (3,358)       --       (8,776)    (15,697)       --
Income from sale of  technology(1) ..........................        959        --         --          --          --
                                                                -------------------------------------------------------
Income (loss) from operations ...............................     (4,982)      6,778       (392)    (10,646)         72
Interest income - net .......................................        729         743      1,232         762         120
                                                                -------------------------------------------------------
Income (loss) before income taxes ...........................     (4,253)      7,521        840      (9,884)        192
Provision (benefit) for income taxes ........................     (1,730)      2,231       (305)      1,711        (131)
                                                                -------------------------------------------------------
Net income (loss) ...........................................   $ (2,523)   $  5,290   $  1,145    $(11,595)   $    323
                                                                =======================================================

Diluted net income (loss) per common and
equivalent share (1) ........................................   $  (0.34)   $   0.64   $   0.13    $  (1.43)   $   0.04
                                                                =======================================================

Net income (loss) excluding restructuring charges,
purchased R&D, other unusual items (1) ......................   $ (1,100)   $  5,290   $  6,531    $  4,102    $    323
                                                                =======================================================

Diluted net income (loss) per common and equivalent
share excluding restructuring charges, purchased R&D,
other unusual items (1) .....................................   $  (0.14)   $   0.64   $   0.77    $   0.50    $   0.04
                                                                =======================================================

Shares used in per share calculation ........................      7,503       8,269      8,534       8,104       8,249
                                                                =======================================================

Balance Sheet Data:
Working capital .............................................   $ 29,576    $ 36,635   $ 39,128    $ 26,583    $ 26,256
Total assets ................................................     36,537      47,642     50,158      43,313      41,874
Shareholders' equity ........................................     33,433      40,579     43,027      31,672      32,094

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact on net income of restructuring charges, purchased R&D, other unusual items.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

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

         In 1997, the Company recorded net revenues of $49.6 million and net income of $323,000 or $.04 per share, as compared to net revenues of $50.4 million and a net loss of $11.6 million or $(1.43) per share in 1996. International sales compared to the prior year decreased 8% and 17% for 1997 and 1996, as compared to an increase of 43% in 1995. The decrease is due to the tightening of the European economy and the loss of sales during the restructuring of the Company's European management group. The Company fully integrated Logicraft, which was acquired in December 1996, into its corporate structure and has began realizing the synergies of the acquisition.

         During 1996, the Company terminated its end user direct sales program and implemented a manufactures' representative program. As a result of the manufacturers' representative program, the Company lowered its discount structure to the distributors represented by selected manufacturers' representatives and, in turn, increased commission expense.

         In December 1996, the Company acquired the capital stock of Logicraft for approximately $12.5 million and the assumption of $4.5 million in liabilities. As a result of the allocation of the purchase price, the Company recorded a $15.7 million expense to record the value of software research acquired relating to products for which technological feasibility had not been established and for which no alternative future existed. Logicraft is now doing business as Microtest Enterprise Group ("MEG").

Results of Operations

--------------------------------------------------------------------------------------------------------------------------
                     (in thousands)                            1995         Change       1996        Change        1997
--------------------------------------------------------------------------------------------------------------------------
Revenues                                                      $52,537          -4%     $ 50,442          -2%     $ 49,592
Gross profit                                                   30,576          -2%       29,990          -2%       29,326
   As a percentage of revenues                                  58.2%                     59.5%                     59.1%
Sales & marketing                                              12,585          14%       14,334          13%       16,253
   As a percentage of revenues                                  24.0%                     28.4%                     32.8%
Research & development                                          5,913           8%        6,414          28%        8,212
   As a percentage of revenues                                  11.3%                     12.7%                     16.6%
General & administrative                                        3,694          13%        4,191          14%        4,789
   As a percentage of revenues                                   7.0%                      8.3%                      9.7%
Interest income                                                 1,232         -38%          762         -84%          120
   As a percentage of revenues                                   2.3%                      1.5%                      0.2%
Income taxes excluding tax benefit from purchased R & D         3,085         -45%        1,711        -108%         (131)
Effective tax rate, excluding tax benefit from purchased R&D    32.1%                     29.4%                    -68.2%
Net Income (Loss)                                               1,145       -1113%      (11,595)        103%          323
   As a percentage of revenues                                   2.2%                    -23.0%                      0.7%
Net Income (Loss) excluding restructuring charges,
 purchased R & D other unusual items and Income
 from sale of technology                                         6,531        -37%        4,102         100%             -
   As a percentage of revenues                                   12.4%                     8.1%                      0.0%


Revenues - Product sales decreased $800,000 or 2% from $50.4 million in 1996 to $49.6 million in 1997. MEG contributed $11.3 million to revenue during 1997. Product sales, excluding MEG decreased $12.2 million or 24%. The decrease was attributable to continued market softness in the network connectivity products industry, intensified competition and sluggish European sales. Product sales decreased $2.1 million or 4% from $52.5 million in 1995 to $50.4 million in 1996. This decrease was a result of increased competition in the Category 5 cable testing market and a softening of the European economy in 1996.


         [GRAPH OMMITED]
Bar Graph showing revenue as $22.1 million for 1993, $39.6 million for 1994, $52.5 million for 1995, $50.4 million for 1996 and $49.6 million for 1997.

International sales were $19.1 million, $14.8 million and $ 13.7 million in 1995, 1996 and 1997 or 36%, 29% and 28% of total revenues, respectively. International sales continued to decrease in 1997 in both absolute dollars and as a percentage of sales primarily due to the weakening of the European economy and the restructuring of the Company's European management group in October 1997.

         [GRAPH OMITTED]
Bar graph showing Gross Profit of $12.5 million for 1993, $23 million for 1994, $30.6 million for 1995, $30 million for 1996 and $29.3 million for 1997.



Gross Profit - Gross profit decreased $700,000 or 2% from $30.0 in 1996 to $29.3 in 1997. Gross profit as a percentage of sales remained comparable at 59.5% and 59.1% for 1996 and 1997, respectively. The decrease in gross profit was a result of the decrease in revenue and a charge to the obsolete inventory reserve of approximately $400,000 during the third quarter of 1997. This charge was recorded to account for potentially excess inventory levels of several of the Company's products that may become obsolete with the introduction of CertiFiber, which occurred during the fourth quarter. This decrease was partially offset by higher software content in several of its products, which results in higher gross margins.

Gross profit decreased $600,000 or 2% from $30.6 in 1995 to $29.9 in 1996. The decrease was primarily attributable to the decrease in revenue of $2.1 million, which was offset by the introduction of the manufactures' representative program. Discounts to many of the Company's distributors were lowered as a result of this program. The manufacturers' representative program pays commissions to selected representatives of the Company for selling the Company's products from Company's distributors to end users. As a result of this program, the Company lowered its discount structure to the distributors represented by these selected manufacturers' representatives and, in turn, increased commission expenses.

Sales & Marketing Expenses - Sales and marketing expenses increased $2.0 million or 14% from $14.3 million in 1996 to $16.3 million in 1997. The increase was due largely to an increase in employees and other costs attributable to the Logicraft acquisition made during the fourth quarter of 1996, increased commissions paid as a result of the manufacturers' representative program, which was introduced in mid-1996, and severance costs associated with restructuring of the Company's European operations and sales force to take advantage of the synergies of the Logicraft acquisition.

Sales and marketing expenses increased $1.7 million or 14% from $12.6 million in 1995 to $14.3 million in 1996. The increase was due to the implementation of the manufacturers' representative compensation program, as well as the addition of personnel to bolster the Company's sales force.

         [GRAPH OMITTED]
Bar Graph showing Sales and Marketing Expenses of $7.7 million for 1993, $8.7 Million for 1994, $12.6 million for 1995, $14.3 million for 1996 and $16.3 million for 1997.

Research & Development Expenses - Research and development expense increased to $8.2 million in 1997, $1.8 million or 28% increase as compared to $6.4 million in 1996. The increase stemmed primarily from an increase in the number of employees due to the acquisition of Logicraft during the fourth quarter of 1996, as well as the development of an increased number of prototypes than experienced in 1996. The Company has restructured its research and development work force to fully integrate MEG into the research and development process.


         [GRAPH OMITTED]
Bar graph showing Research and Development Expenses of $4.7 million for 1993, $4.1 million for 1994, $5.9 million for 1995, $6.4 million for 1996 and $8.2 million for 1997.

The Company capitalized approximately $1,000,000, $90,000 and $0 in 1997, 1996 and 1995, respectively, of software development costs for new products for which technological feasibility has been determined. These costs will be amortized over the life of the associated products of approximately two to four years as a charge to cost of goods sold. These amortization charges may result in lowering the Company's net income in future periods.

Research and development expense increased $500,000 or 8% from $5.9 million in 1995 to $6.4 million in 1996. This increase was primarily attributable to an increase in the number of prototypes developed in 1996 as compared to 1995.

General & Administrative Expenses - General and administrative expenses increased to $4.8 million in 1997, a $600,000 or 14% increase as compared to $4.2 million in 1996. The increase was a result of the increase in personnel and other administrative costs attributable to the Logicraft acquisition during the fourth quarter of 1996, legal expenses incurred to defend the Company against class-action lawsuits that were dismissed during the second quarter of 1997 and an increase in the bad debt reserve of approximately $310,000.


         [Graph Omitted]
Bar Graph showing general and administrative expenses of $2.7 million for 1993, $3.4 million for 1994, $3.7 million for 1995, $4.2 million for 1996 and $4.8 million for 1997.

General and administrative expenses increased $500,000 or 13% from $3.7 million in 1995 million to $4.2 million in 1996. This increase resulted from increases in legal expenses related to the settlement of a lawsuit during the first quarter of 1996, as well as legal costs associated with the defense of shareholder lawsuits filed during the second half of 1996.

         [Graph Omitted] Bar Graph showing interest and other income of $729,000 for 1993, $743,000 for 1994, $1,232,000 for 1995, $762,000 for 1996 and $120,000
for 1997.

Interest & Other Income - Interest and other income (net) decreased $642,000 or 84% from $762,000 in 1996 to $120,000 in 1997. The decrease in interest and other income is attributable to a higher average cash balance during 1996 as compared to 1997. The average cash balance for 1996 and 1997 was approximately $21.0 million and $8.0 million, respectively. The decrease in the average cash balance of $13.0 million is a result of cash paid of $12.5 million for Logicraft. A loss of $200,000 was included in other income related to the disposition of Optical Media International fixed assets during 1997.

         Interest and other income decreased $470,000 or 38% from $1.2 million in 1995 to $762,000 in 1996. The decrease was a result of the reallocation of investments in anticipation of the Company's acquisition activities in 1996. The Company invests the majority of its excess cash in municipal bond funds with maturities ranging from 7 days to 3 months.

Effective Tax Rate - The Company experienced a decrease in the effective tax rate from 1996 to 1997. The decrease was a result of recognition of research and development credits earned in 1997. The decrease from 1995 to 1996 was attributable to the recognition of research and development credits, excluding the effects of purchased research and development.

Net Income - Net income increased $11.9 million from $(11.6) million in 1996 to $323,000 in 1997. The increase was primarily attributable to a charge for research and development expense in the fourth quarter of 1996 of $15.7 to record the value of software research the Company acquired in the Logicraft acquisition for which technological feasibility had not been established and for which no alternative future use existed. The expense recorded for research and development costs were determined based on allocation of the purchase price to fair values of assets and liabilities acquired. The allocation of the purchase price to purchased research and development costs was based on an independent appraisal of the fair value of complete and incomplete technology acquired. Excluding the $15.7 million research and development charge in 1996, net income decreased from $4.1 million in 1996 to $323,000 in 1997. The decrease was a result of the decrease in revenue, increase in operating expenses and a decrease in investment and other income. The Company has implemented cost control measures, including headcount reductions, to fully integrate MEG into Microtest's operating plan.

         Net income decreased $12.7 million from $1.1 million in 1995 to $(11.6) million in 1996. This decrease was primarily a result of the charge to research and development expense as discussed above. Excluding this expense, the remaining decrease was mainly attributable to the decrease in revenue, the overall increase in operating expenses and the decrease in interest income. During the second quarter of 1995, the Company recorded an expense for research and development costs associated with software products for which technological feasibility had not been established and for which no alternative future use existed arising from the purchase of Optical Media International. The expense totaled $8.3 million and a tax benefit of $3.2 million was recognized. Additionally, during the third quarter of 1995, the Company recorded an expense for research and development costs associated with products for which technological feasibility had not been established and for which no future use existed arising from the purchase of certain technologies from Hotware, Inc. The expense totaled $450,000 and a tax benefit of $180,000 was recognized.

         [Graph Omitted]
Bar Graph showing Net Income/(Loss) of $(2.5) million for 1993, $5.3 million for 1994, $1.1 million for 1995, $(11.6) million for 1996 and $.3 for 1997.

         [Graph Omitted]
Bar Graph showing Net Income excluding Restructuring Charges, Purchased R&D and Other Unusual Items of $(1.1) million for 1993, $5.3 million for 1994, $6.5 million for 1995, $4.1 million for 1996 and $.3 million for 1997.

         Future Results - The Company's future operating results may be affected by a number of factors, including general economic conditions in the Company's markets, the Company's ability to develop, manufacture and sell its products profitably, the strength of the Company's distribution channels, competition in general and competitive pricing in particular.


Liquidity and Capital Resources

         The Company has financed its operations primarily through operating cash flows and equity financings. At December 31, 1997, the Company had cash and cash equivalents of $11.5 million. This represents a $1.3 million increase in cash equivalents compared to December 31, 1996, due primarily to the collection of accounts receivable and management of Company payables.

         During the second quarter of 1997, the Company obtained a $10 million unsecured revolving credit facility with Bank of America during, which is utilized for general corporate and working capital purposes. The credit facility carries an interest rate equal to Bank of America's "Reference Rate" defined by Bank of America as "the rate of interest in effect for such day as publicly announced from time to time by the Bank in San Francisco, California as its `reference rate'" or the Offshore Rate plus 1.50%. Major convenants of the credit facility include: (i) the Company, on a consolidated basis, not incurring a net and operating loss in two consecutive quarters; (ii) the Company maintaining a modified quick ratio of no less than 1.50; (iii) the Company maintaining a Tangible Net Worth of no less than 90% of the Company's Tangible Net Worth at December 31, 1997; and (iv) the Company not permitting its total liabilities to exceed 0.75 times Tangible Net Worth. No amounts were outstanding under this credit facility and the Company was in compliance with all loan covenants at December 31, 1997.

         Capital expenditures for 1997 were approximately $1.2 million. During 1997, the Company invested $600,000 to upgrade computer hardware and software, $500,000 in tooling and approximately $60,000 in machinery and equipment and furniture and fixtures. The Company's capital expenditure budget for 1998 is approximately $700,000, which includes software, hardware, leasehold improvements and other of $200,000, $200,000, $100,000 and $200,000, respectively.

         Management believes cash flows from operations and available cash under the credit facility will be sufficient to meet the cash needs of the Company in the foreseeable future.

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

     Fluctuations in Quarterly Operating Results - The Company's revenues may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, the introduction of new products by the Company or its competitors, and other factors, including pricing pressures and economic conditions in the United States, Europe and Asia Pacific. The Company operates with relatively little backlog and substantially all of its revenues in each quarter result from orders received in that quarter. In addition, the Company incurs significant operating start-up expenses in anticipation of future revenues. If near-term demand for the Company's products weakens or if orders are not shipped in any quarter as anticipated, the Company's results of operations for that quarter could be adversely affected. The Company's quarterly operating results may vary significantly depending on various factors, including the introduction of new products by the Company's competitors, market acceptance of new products, the mix of software and system sales, adoption of new technologies and standards, prices and other forms of competition, the cost, quality and availability of third party components used in the Company's systems, changes in the Company's distribution arrangements, and the inability of the Company to accurately monitor end user demand for its products due to the sales of products through distributors and VARs and unanticipated product returns to the extent such returns exceed the Company's reserves for future returns. The Company's operating results will also be affected by the economic condition of the computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's common stock would likely decline, and such decline could be substantial.

     Dependence on Third Party Distributors - The Company derives substantially all of its product sales through distributors and VARs. Two of the Company's distributors accounted for 23% of the Company's revenue in 1997. The loss of certain distributors or VARs would have a material adverse effect on the Company's business and operating results. The Company's contractual relationships with its distributors and VARs are generally cancelable upon notice to the Company. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing, and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. Because the Company sells a significant portion of its products through distributors and VARs, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders may not be indicative of long-term end user demand. The Company's customers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, operating results, or financial condition. The Company's operating results could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly and, in many cases, may not be related to end user demand. New products may require different marketing, sales, and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's product would have a material adverse effect on the Company's business and results of operations.

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

     Rapid Technological Change; Potential for Product Defects - The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements, and frequent new product introductions and enhancements. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements, or otherwise achieve market acceptance. There can be no assurances that the Company will be successful in continuing to develop and market in a timely and cost-effective basis new products or product enhancements that respond to technological advances by others, or that these products will achieve market acceptance. In addition, companies in the industry have in the past experienced delays in the development, introduction, and marketing of new and enhanced products, and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Due to their complexity and sophistication, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Moreover, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such product. Furthermore, despite extensive testing, the Company has from time to time discovered defects only after its products have been commercially released. There can be no assurance that product defects will not cause delays in product introductions and shipments, cause loss of or delays in market acceptance, result in increased costs, require design modifications, or impair customer satisfaction. Any such event could materially adversely affect the Company's business, financial condition and results of operations.

     Over the past three years, CD-ROM drive technology has advanced significantly. Additionally, the pace of new drive introductions has increased. As a result, the Company may find itself holding an inventory of obsolete drives. Additionally, the Company's contracts with its distributors allow for product return, or price protection credits, based on current inventory levels of current and obsolete products under certain limited circumstances. The Company estimates and accrues an allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns, or price protection credits will not exceed the Company's estimates. Any of the foregoing events could materially adversely affect the Company's business, financial condition and results of operations.

     Competition - The markets for the Company's products are extremely competitive. The Company expects that competition will increase as more companies enter the market and as existing competitors continue to change and expand product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressure to continue to intensify. The Company's current competitors in the CD-ROM networking market include other suppliers of CD-ROM networking software and hardware such as Meridian Data, Inc., Micro Desin International, CBS, Reed Technology and Information Services, Inc., Ornetix, SciNet, Inc., Axis Communication, Inc. and Compact Devices, Inc. The Company also competes indirectly with suppliers of personal computers and network operating systems such as Microsoft and Novell, to the extent such companies include CD-ROM networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD-ROM manufacturers. The Company's current competitors in the network management and certification market include other suppliers of network management and certification software and hardware such as Wavetek Corporation, Scope Communications, Inc., Fluke Corporation and Datacom Technologies, Inc. The Company's competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends, or changing customer requirements. There also can be no assurance that the Company will have the financial resources, technical expertise, marketing, sales, distribution, customer service, and technical support capabilities to compete successfully.

     Product Concentration - The Company currently derives substantially all of its revenue from its PentaScanner and DiscPort products. The market for these products is characterized by rapid technological advances, evolving standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. Any decrease in sales of the Company's PentaScanner or DiscPort products as a result of the foregoing, or other factors, would have a material adverse effect on the Company's business, financial condition and operating results.

     International Operations - Sales outside of North America accounted for 34%, 29% and 28% of the Company's revenue in 1995, 1996 and 1997, respectively. An important element of the Company's strategy is to expand its international operations. There can be no assurance that the Company will be able to continue to successfully localize, market, sell and deliver products internationally. The inability of the Company to successfully expand its international operations in a timely and cost effective manner could materially adversely affect the Company's business, financial condition and results of operations. The Company's business and results of operations could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and tariffs, duties and other trade barriers. The Company seeks to mitigate its direct exposure to exchange rate fluctuation by selling only in United States currency.

     Litigation - From time to time the Company is involved in various legal proceedings incidental to its business. Management does not believe that any current legal proceedings will have a material adverse effect on the financial condition or operating results of the Company, but there can be no assurances in this regard.

     Dependence on Key Personnel; Management of Growth - Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. To manage its growth, the Company must continue to implement and improve its operations, financial and management information systems and expand, train, and manage its workforce. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products, or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, debt or additional equity. The sale of additional equity could result in dilution of the equity ownership of the Company's shareholders. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial conditional and results of operations.

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

     Year 2000 Issues - Many currently installed computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Therefore, the Company's date critical functions related to the year 2000 and beyond, such as sales, distribution, purchasing, inventory control, merchandise, facilities, and financial systems may be adversely affected unless these computer systems are or become year 2000 compliant. The Company began work several years ago to prepare its computer-based systems for the year 2000 and is utilizing both internal and external resources to identify, correct, or reprogram, and test its systems for year 2000 compliance. The Company is in the final stages of implementing the required changes to its internal computer systems. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience and does not expect the future costs of resolving its internal year 2000 issues to materially exceed the year 2000 related costs incurred in recent years. No assurance can be given that the Company's computer systems will be year 2000 compliant in a timely manner or that the Company will not incur significant additional expenses pursuing year 2000 compliance. Furthermore, even if the Company's systems are year 2000 compliant, there can be no assurance that the Company will not be adversely affected by the failure of others to become year 2000 compliant or by the failure of the Company's vendors to provide year 2000 compliant products for resale or configuration by the Company. For example, the Company may be adversely affected by, among other things, warranty and other claims made by the Company's customers related to product failures caused by the year 2000 problem, the distribution or inaccuracy of data provided to the Company by non-year 2000 compliant third parties, and the failure of the Company's service providers, such as security, data processing, and independent shipping companies to become year 2000 compliant. There can be no assurance that the year 2000 problem will not have a material adverse effect on the Company in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

         Consolidated balance sheets of the Company as of December 31, 1996 and 1997 and consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

INDEPENDENT AUDITORS' REPORT


Board of Directors of
Microtest, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Microtest, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 4, 1998

MICROTEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                        December 31,
                                                                                               -------------------------------
ASSETS                                                                                             1996             1997
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $ 10,282         $ 11,547
  Accounts receivable - less allowance for doubtful accounts of
    $582 and $892 and less returns reserve of $3,030 and $1,073, respectively                         17,544           12,083
  Inventories - less reserve for obsolescence of
    $540 and $694, respectively  (Note 2)                                                              5,660            5,924
  Prepaid expenses                                                                                       823            1,459
  Income taxes receivable (Note 4)                                                                       291            2,258
  Deferred income taxes (Note 4)                                                                       3,121            2,216
                                                                                               --------------   --------------

              Total current assets                                                                    37,721           35,487

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net (Note 3)                                                    3,642            3,543

INTANGIBLES AND OTHER ASSETS - Net (Note 3)                                                            1,335            2,777

DEFERRED INCOME TAXES (Note 4)                                                                           615              133
                                                                                               --------------   --------------

TOTAL                                                                                               $ 43,313         $ 41,940
                                                                                               ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                   $ 5,579          $ 4,699
  Accrued liabilities (Note 9)                                                                         4,983            4,130
  Accrued payroll and employee benefits                                                                1,079            1,017
                                                                                               --------------   --------------

              Total liabilities                                                                       11,641            9,846
                                                                                               --------------   --------------
COMMITMENTS AND CONTINGENCIES (Note 6 and 7)

STOCKHOLDERS' EQUITY (Note 7):
  Common stock, $.001 par value - authorized, 15,000,000 shares;
     issued and outstanding, 8,159,058 and 8,193,320 shares, respectively                                  8                8
  Additional paid-in capital                                                                          32,593           32,710
  Retained Deficit                                                                                      (485)            (186)
  Common stock in treasury at cost - 27,970 and 34,196 shares, respectively                             (444)            (438)
                                                                                               --------------   --------------
              Total stockholders' equity                                                              31,672           32,094
                                                                                               --------------   --------------
TOTAL                                                                                               $ 43,313         $ 41,940
                                                                                               ==============   ==============

See notes to consolidated financial statements.

MICROTEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

---------------------------------------------------------------------------------------------
                                                                 Years Ended December 31,
                                                            --------------------------------
                                                              1995        1996        1997
REVENUES (Notes 8 and 9)                                    $ 52,537    $ 50,442    $ 49,592

COST OF SALES                                                 21,961      20,452      20,266
                                                            --------    --------    --------

         Gross profit                                         30,576      29,990      29,326
                                                            --------    --------    --------

OPERATING EXPENSES:
   Sales and marketing (Note 9)                               12,585      14,334      16,253
   Research and development                                    5,913       6,414       8,212
   General and administrative                                  3,694       4,191       4,789
                                                            --------    --------    --------

         Total operating expenses                             22,192      24,939      29,254
                                                            --------    --------    --------

UNUSUAL ITEM - Purchased R & D (Note 5)                       (8,776)    (15,697)
                                                            --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                                   (392)    (10,646)         72

INTEREST AND OTHER INCOME - Net                                1,232         762         120
                                                            --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                                840      (9,884)        192

INCOME/(BENEFIT) TAX PROVISION (Note 4)                         (305)      1,711        (131)
                                                            --------    --------    --------

NET INCOME/(LOSS)                                           $  1,145    $(11,595)   $    323
                                                            ========    ========    ========

BASIC EARNINGS PER SHARE:
  NET INCOME/(LOSS) PER SHARE                               $   0.14    $  (1.43)   $   0.04
                                                            ========    ========    ========
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   8,073       8,104       8,139
                                                            ========    ========    ========
DILUTED EARNINGS PER SHARE:
  NET INCOME/(LOSS) PER SHARE                               $   0.13    $  (1.43)   $   0.04
                                                            ========    ========    ========
  WEIGHTED AVERAGE COMMON & EQUIVALENT SHARES OUTSTANDING      8,534       8,104       8,249
                                                            ========    ========    ========

See notes to consolidated financial statements.

MICROTEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands)
--------------------------------------------------------------------------------

                                                    Common Stock          Treasury Stock       Additional   Retained     Total
                                                --------------------    --------------------    Paid-In      Income/  Stockholders'
                                                 Shares      Amount       Shares     Amount     Capital     (Deficit)    Equity
                                                --------    --------    --------    --------    --------    --------    --------
BALANCE, JANUARY 1, 1995                           7,989    $      8         (34)   $   (204)   $ 29,381    $ 11,394    $ 40,579
  Common stock issued upon:
    Exercise of stock options                        161                     128       2,019         914      (1,084)      1,849
    Employee Stock Purchase Plan                       9                       7         114         130                     244
  Disqualifying dispositions of stock options                                                      2,121                   2,121
  Treasury stock purchase                                                   (165)     (2,911)                             (2,911)
  Net income                                                                                                   1,145       1,145
                                                --------    --------    --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 1995                         8,159           8         (64)       (982)     32,546      11,455      43,027
  Common stock issued upon:
    Exercise of stock options                                                 27         394           4        (279)        119
    Employee Stock Purchase Plan                                              20         254                     (66)        188
  Disqualifying dispositions of stock options                                                         43                      43
  Treasury stock purchase                                                    (11)       (110)                               (110)
  Net loss                                                                                                   (11,595)    (11,595)
                                                --------    --------    --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 1996                         8,159           8         (28)       (444)     32,593        (485)     31,672
  Common stock issued upon:
    Exercise of stock options                          1                       1           8           2          (5)          5
    Employee Stock Purchase Plan                      33                      10         102         115         (20)        197
  Disqualifying dispositions of stock options                                                                      1           1
  Treasury stock purchase                                                    (17)       (104)                               (104)
  Net income                                                                                                     323         323
                                                --------    --------    --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 1997                         8,193    $      8         (34)   $   (438)   $ 32,710    $   (186)   $ 32,094
                                                --------    --------    --------    --------    --------    --------    --------

                                                                              38
See notes to financial statements.

MICROTEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                          Years Ended December 31,
                                                                     --------------------------------
                                                                        1995       1996        1997
OPERATING ACTIVITIES:
  Net income/(loss)                                                  $  1,145    $(11,595)   $    323
  Adjustments to reconcile net income/(loss) to net cash (used in)/
    provided by operating activities:
      Depreciation and amortization                                     1,512       1,460       1,887
      Deferred provision for income taxes                                 370        (833)      1,387
      Allowance for doubtful accounts                                     311          61         310
      Deferred rent                                                       (27)        (32)        (24)
      Purchased R & D - net of related tax benefit                      5,386      15,697
  Changes in operating assets and liabilities:
    Accounts receivable - net                                          (8,984)       (321)      5,151
    Inventories - net                                                  (3,300)        907        (264)
    Prepaid expenses and other assets                                    (217)        180      (2,340)
    Accounts payable                                                    1,423      (1,610)       (880)
    Accrued liabilities                                                (1,053)      1,089        (891)
    Income taxes payable                                                 (941)
    Income taxes receivable                                                21       1,852      (1,967)
                                                                     --------    --------    --------

             Net cash (used in) provided by operating activities       (4,354)      6,855       2,692
                                                                     --------    --------    --------

INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements                    (1,383)     (1,056)     (1,526)
  Acquisition of business                                              (5,100)    (15,621)
                                                                     --------    --------    --------

           Net cash (used in) investing activities                     (6,483)    (16,677)     (1,526)
                                                                     --------    --------    --------

FINANCING ACTIVITIES:
  Proceeds from sale of common and treasury stock                       2,065         307         203
  Purchase of treasury stock                                           (2,911)       (110)       (104)
                                                                     --------    --------    --------

             Net cash (used in) provided by financing activities         (846)        197          99
                                                                     --------    --------    --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (11,683)     (9,625)      1,265

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           31,590      19,907      10,282
                                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 19,907    $ 10,282    $ 11,547
                                                                     --------    --------    --------

                                                                              39
See notes to consolidated financial statements.

MICROTEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Microtest, Inc. and its wholly-owned subsidiaries, Microtest, Inc., International, a foreign sales corporation, Optical Media International ("OMI") and
      Logicraft Information Systems, Inc. ("Logicraft") (collectively, the "Company"). All intercompany transactions are eliminated. The Company develops, markets and supports products that make it easier to manage and service local area networks.

      The following are the significant accounting policies of the Company:

      a. Inventories are stated at the lower of cost (first-in, first-out ("FIFO") basis) or market.

      b. Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed utilizing the straight-line method based on the estimated useful lives of the related assets or, for leasehold improvements, the lease term, if shorter. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Estimated useful lives are as follows:

                                                               Useful Life

               Equipment                                       3 - 5 years
               Furniture and fixtures                              7 years
               Leasehold improvements                              5 years



          Intangibles and other assets - Software and other intangibles are amortized over their estimated useful life of 2 to 4 years and the non-compete agreement is being amortized over its contractual term of five years. Software development costs are capitalized when technological feasibility has been established.

      c. Income Taxes - Income taxes are provided based upon the provisions of SFAS No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

      d. Research and Development Expenses - Costs and expenses which can be clearly identified as research and development are charged to research and development expense as incurred. Costs that relate to prototype and experimental models that are sold to customers are charged to cost of sales.

      e. Revenue Recognition - The Company generally recognizes revenue from product sales upon shipment. Sales to distributors in the United States, Canada and Europe account for the majority of the Company's net sales. The Company has established a program which, under specified conditions, enables distributors and resellers to return products to the Company for credit against additional purchases or in the event the Company reduces its selling prices, to receive credits for the reduction in selling price. The amount of potential product returns, including returns under the Company's warranty program, and credits for selling price reductions, is estimated and provided for in the period of sale. During 1996, the Company had a direct sales program under which the Company recognized revenue from product sales to direct end users upon customer commitment and shipment. Customer commitment means receipt by the Company of a valid purchase order from the customer.

      f. Consolidated Statements of Cash Flows - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

      g. In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has implemented this Statement and, as required, has restated earnings per share ("EPS") for all periods presented. This new standard requires dual presentation of "basic" and "diluted" EPS on the face of the earnings statement. Basic earnings per common share is computed on the weighted average number of shares of common stock outstanding during each period. Earnings per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. Because the Company incurred a loss for the year ended December 31, 1996, the effects of the potential dilutive securities are not included in the calculation.

      h. New accounting pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for financial statement for periods ending after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its results of operations or financial condition.

          In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. The Company does not believe that the adoption of SFAS No. 131 will have a significant effect on its reporting of segment information.

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

      k. Reclassifications - Certain reclassifications were made to the 1995 and 1996 financial statements to conform with the 1997 presentation.

      l. Stock Based Compensation - As permitted by SFAS No. 123 "Accounting for Stock Based Compensation," the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied beginning in 1995.

2.    INVENTORIES

           Inventories consisted of the following at December 31:


                                                       1996            1997
                                                      (Amounts in Thousands)

Raw materials                                        $ 1,242          $ 1,367
Work-in-progress                                         153              155
Finished goods                                         4,805            5,096
                                                     -------          -------
Total                                                  6,200            6,618
Less reserve for obsolescence                           (540)            (694)
                                                     -------          -------
Inventories - net                                    $ 5,660          $ 5,924
                                                     =======          =======



3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS INTANGIBLES AND OTHER ASSETS

         Equipment and leasehold improvements consisted of the following at December 31:

                                                      1996              1997
                                                     (Amounts in Thousands)

Equipment                                           $ 6,522           $ 8,181
Furniture and fixtures                                1,530             1,020
Leasehold improvements                                  533               542
                                                    -------           -------
Total                                                 8,585             9,743
Less accumulated depreciation and amortization       (4,943)           (6,200)
                                                    -------           -------
Equipment and leasehold improvements - net          $ 3,642           $ 3,543
                                                    =======           =======

Intangibles and other assets consisted of the following at December 31:

                                                         1996          1997
                                                        (Amounts in Thousands)
Software                                                 $ 594       $ 1,366
Non-compete agreement and other assets                     741         1,673
                                                         -----       -------
Intangibles - gross                                      1,335         3,039
Less accumulated amortization                                           (262)
                                                         -----       -------
Intangibles - net                                       $1,335       $ 2,777
                                                        ======       =======

4.    INCOME TAXES

        The components of the (benefit)/provision for income taxes for the years ended December 31 are as follows:


                                               1995       1996       1997
                                                (Amounts in Thousands)
Current:
  Federal                                    $  (675)   $ 2,326    $(1,427)
  State                                                     149        (91)
  Foreign                                                    69
                                             -------    -------    -------
Total current (benefit) provision               (675)     2,544     (1,518)
Deferred                                         370       (833)     1,387
                                             -------    -------    -------
Total (benefit) provision for income taxes   $  (305)   $ 1,711    $  (131)
                                             =======    =======    =======


        The Company's current income tax liability was reduced and additional paid-in capital increased approximately $2,121,000, $43,000 and $0 during 1995, 1996 and 1997, respectively, resulting from disqualifying dispositions of incentive stock options. Cash payments for income taxes were approximately $3,329,000, $750,000 and $0 in 1995, 1996 and 1997,
        respectively, resulting from disqualifying dispositions of incentive stock options.

        A reconciliation of the difference between the (benefit)/provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31:

                                                             1995       1996       1997
                                                               (Amounts in Thousands)
Income taxes at statutory U. S. federal income tax rate   $   286    $(3,361)   $    65
Increase (decrease) in taxes:
  Acquired research and development                                    5,337
  State taxes - net                                            50         90          3
  Research and development credits                           (350)      (111)      (217)
  Tax exempt interest income                                 (363)      (261)       (24)
  Other - net                                                  72         17         42
                                                          -------    -------    -------
Total                                                     $  (305)   $ 1,711    $  (131)
                                                          =======    =======    =======

The components of deferred income taxes at December 31 are as follows:


                                                        1996       1997
                                                     (Amounts in Thousands)
Nondeductible accruals and reserves                   $ 2,880    $ 1,593
Inventory costs capitalized for income tax purposes       241        623
                                                      -------    -------
Total current                                           3,121      2,216
                                                      -------    -------
Excess of tax over book depreciation                      (71)      (322)
Excess of book over tax amortization                      466         18
Other                                                     220        437
                                                      -------    -------
Total noncurrent                                          615        133
                                                      -------    -------
Total deferred income taxes                           $ 3,736    $ 2,349
                                                      =======    =======


5.    ACQUISITIONS

On December 17, 1996, the Company purchased all of the issued and outstanding shares of the capital stock of Logicraft a Delaware corporation. The consideration for the acquisition of all of the Logicraft stock was $12,517,000 in cash. Additionally, Microtest assumed $4,483,000 in debt that Logicraft owed to Information Handling Services, Inc. ("IHS"), the previous majority owner of Logicraft. Immediately following the closing, this debt was repaid. Logicraft develops and sells CD-ROM networking product and technologies. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. As a result of the allocation of the purchase price, the Company recorded an expense of $15,697,000 in the fourth quarter of 1996 to record the value of software research it acquired relating to products for which technological feasibility has not been established and for which no alternative future use existed.

On June 6, 1995, the Company acquired all of the outstanding capital stock of OMI, a California corporation, for cash of $4,000,000 and assumption of OMI-related debt of $660,000. OMI specializes in CD-ROM AND CD-Recordable technology. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. As a result of the allocation of the purchase price, the Company recorded an expense of $8,326,000 and related tax benefit of $3,210,000 in the second quarter of 1995 to record the value of software research it acquired relating to products for which technological feasibility has not been established and for which no alternative future use existed.

The accompanying consolidated statements of operations reflect the operating results of Logicraft since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and Logicraft for the year ended December 31, 1996, assuming the acquisition had been made as of January 1, 1996 is summarized below:


(In Thousands, Except Per Share Amounts)

                                                            1996
Net revenues                                              $ 64,747
                                                          ========
Net income                                                $    171
                                                          ========
Net income per common share                               $    .02
                                                          ========


These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the decrease in interest income imputed on the consideration for the acquisition, and the increase in amortization expense associated with the capitalization of certain acquisition costs. The pro forma results exclude the expenses related to the purchase of in process R&D in 1996. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been affected on the assumed dates.

6.    COMMITMENTS AND CONTINGENCIES

Future minimum rental payments due under the Company's office operating lease are as follows:

                                    (Amounts in
                                     Thousands)
1998                                   1,004
1999                                     995
2000                                     842
2001                                     148
2002                                      12

                                     --------
Total minimum rental payments        $ 3,001
                                     ========


Rent expense for 1995, 1996 and 1997 was approximately $691,000, $982,000, and $1,051,138 respectively.

During the second quarter of 1997, the Company obtained a $10 million unsecured revolving credit facility with Bank of America which is utilized for general corporate and working capital purposes. The Company pays interest at a referenced rate plus 1.5% and is required to pay a quarterly fee for the unused portion of the credit facility. No amounts were outstanding under this credit facility and the Company was in compliance with all loan covenants at December 31, 1997.

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

7.    EMPLOYEE BENEFIT PLANS

Stock Plans - The Company currently has five fixed stock option plans: The 1989 Incentive Stock Option Plan ("1989 Incentive Plan"), the 1989 Non-Qualified Stock Option Plan ("1989 Non-Qualified Plan"), the 1995 Long-Term Incentive Plan ("LTIP"), the 1993 Non-Employee Directors Plan ("1993 Directors Plan"), and the 1994 Annual Non-Employee Directors Plan ("1994 Annual Plan"). The 1989 Incentive Plan permitted the granting of options to employees and the 1989 Non-Qualified Plan permitted the granting of options to employees, directors, and consultants to purchase the Company's common stock at not less than the fair market value on the date of grant. Both of these plans were canceled upon adoption of the LTIP on May 10,

1995, although grants outstanding at the time of cancellation were not affected. The LTIP permits the granting of incentive stock options, non-qualified stock options and other stock-based awards to employees, officers, and consultants to purchase the Company's common stock. The Company is authorized to grant options to acquire up to 600,000 shares under the LTIP. The period during which options granted under the above plans are exercisable is fixed by the Board of Directors at the date of grant but is not to exceed ten years. The 1993 Directors Plan permits the one-time grant of 10,000 options to purchase the Company's common stock and the 1994 Annual Plan permits the annual grant of 5,000 options to purchase the Company's common stock to each non-employee director at not less than the fair market value on the date of grant. Under the two directors' plans, the Company is authorized to grant options to acquire up to 200,000 shares. Vesting of options granted under these two plans is defined by the plan with a term not to exceed five years.

A summary of the status of the Company's five fixed stock options plans as of December 31, 1995, 1996, 1997, and changes during the years ending on those dates is presented below:

                                          1995                         1996                          1997
                                  --------------------        ----------------------        ----------------------
                                              Weighted                      Weighted                      Weighted
                                              Average                       Average                       Average
                                              Exercise                      Exercise                      Exercise
                                   Shares     Price           Shares        Price             Shares      Price
Outstanding at
beginning of year                 1,135,821      $7.61        1,432,304     $12.43          1,369,399     $9.00
Granted                             653,330     $18.23          589,148      $8.86            806,028     $5.03
Exercised                          (288,862)     $6.39          (26,567)     $4.74             (1,224)    $4.68
Cancelled                           (67,985)    $11.60         (621,609)    $17.06           (268,200)   $10.40
                               -----------------------------------------------------------------------------------
Outstanding at
end of year                       1,432,304     $12.43        1,373,276      $9.00          1,906,003     $6.97
                               ===================================================================================
Options exercisable at
end of year                         415,939                     622,289                       759,633
                               =============                 ===========                 =============
Weighted average fair
   value of options
   granted during the year                       $9.74                       $4.20                        $5.93
                                             ==========                  ==========                    ===========

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                Options Outstanding                             Options Exercisable
                                              -----------------------                         ----------------------
                                                            Weighted
                                              Number         Average      Weighted              Number      Weighted
                                            Outstanding     Remaining      Average            Exercisable    Average
Range of                                       as of       Contractual     Exercise              as of      Exercise
Exercise Prices                               12/31/97     Life (in yrs)    Price               12/31/97      Price
----------------------------------------------------------------------------------------------------------------------
                     $3.69 - $3.81             401,982       7.55           $3.80                 26,982      $3.80
                     $3.88 - $5.25             424,646       7.59           $4.74                219,631      $5.22
                     $5.38 - $7.75             420,393       7.73           $6.47                195,559      $6.88
                     $7.88 - $9.63             409,891       8.09           $8.99                136,568      $8.97
                     $9.69 - $24.25            249,091       6.30          $13.41                180,893     $13.45
                                      --------------------------------------------------------------------------------
                     $3.69 - $24.25          1,906,003       7.55           $6.97                759,633      $8.23
                                      ================================================================================


On May 18, 1992, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). A total of 200,000 shares of common stock are reserved for issuance under the Purchase

Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, as defined. The weighted-average fair value of those purchase rights granted in 1995, 1996 and 1997 was $3.89, $8.29 and $4.79, respectively. Transactions related to the plan are summarized as follows:

                                                     Weighted Average
                                        Shares        Purchase Price
                                      -----------------------------------
Available at December 31, 1994            162,958
    Purchases                             (16,080)                   $15.16
                                      ------------
Available at December 31, 1995            146,878
    Purchases                             (20,499)                    $9.04
                                      ------------
Available at December 31, 1996            126,379
    Purchases                             (43,891)                    $4.48
                                      ------------
Available at December 31, 1997             82,488
                                      ============

The Company applies Accounting Principles board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans.
Accordingly, no compensation cost has been recognized for its fixed stock options plans and its stock purchase plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share for the years ended December 31, 1995, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:

                                             December 31, 1995   December 31, 1996  December 31, 1997
                                             --------------------------------------------------------
Net income/(loss)
           As reported (in '000s)                  $1,145            ($11,595)              $323
           Pro forma (in '000s)                     ($729)           ($13,577)             ($666)

Diluted net income/(loss) per common
   and equivalent share
           As reported                              $0.13              ($1.43)             $0.04
           Pro forma                               ($0.09)             ($1.69)            ($0.08)

The fair value of options granted under the Company's fixed stock option plans during 1995, 1996 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-averaged assumptions used:

                                   1995              1996             1997
                                ------------     -------------     ------------

Expected volatility               75.00%            75.00%           92.00%
Expected term                     4 years          4 years           5 years
Dividend yield                     0.00%            0.00%             0.00%
Risk-free interest rate            6.90%            5.45%             6.18%


The fair value of purchase rights granted under the Employee Stock Purchase Plan is measured using the Black-Scholes option-pricing model with the following weighted-average assumptions used:


                                   1995              1996             1997
                                ------------     -------------     ------------

Expected volatility               75.00%            75.00%           92.00%
Expected term                     1 year            1 year           1 year
Dividend yield                     0.00%            0.00%             0.00%
Risk-free interest rate            6.38%            5.12%             5.80%


401(k) Plan - Under the Company's 401(k) Plan, full-time employees may contribute to the Plan between 1% and 15% of their total covered compensation, in lieu of receiving such amounts as taxable salary or wages. The Company may, in its discretion, make matching contributions equal to a percentage of an employee's covered compensation contributed to the 401(k) Plan for the year, or in a fixed dollar amount, as determined each year by the Board of Directors. The Company's contribution to the Plan was approximately $137,000, $117,000, and $127,000 during 1995, 1996 and 1997, respectively.

8.    OTHER

Major customers accounting for more than 10% of total revenues in any given year are summarized below. Percentages of revenue amounts are not presented if less than 10% in any year.


Customer                                    1995        1996       1997
Graybar Electric Company, Inc.                          11%        11%
Ingram Micro, Inc.                          15%         18%        13%
Anixter                                     21%


Sales and marketing expenses included advertising expense of approximately $1,909,000, $2,056,000, and $1,668,000 in 1995, 1996 and 1997, respectively.

9.    FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

The Company did not have sales or transfers between geographic areas during 1995, 1996 or 1997

                                                          1995            1996            1997
                                                                (Amounts in Thousands)
Sales to unaffiliated customers:
Americas                                                 $ 30,762        $ 29,765       $ 33,281
Direct                                                                      2,582          1,315
OEM                                                         2,675           3,312          1,328
                                                         --------        --------       --------
     Total domestic sales to unaffiliated customers        33,437          35,659         35,924
                                                         --------        --------       --------
Europe                                                     15,911          11,665         10,974
Asia Pacific                                                3,189           3,118          2,694
                                                         --------        --------       --------
     Total sales to unaffiliated customers               $ 52,537        $ 50,442       $ 49,592
                                                         ========        ========       ========

10.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                      1996 Quarters (As Originally Reported)
                                                        ------------------------------------------------------------------
                                                                 First           Second           Third           Fourth
                                                                    (In Thousands, Except Per Share Amounts)
Total revenues                                                 $ 11,960         $ 13,320         $ 13,007        $ 13,680
Cost of sales and services                                        5,001            5,664            5,071           5,097
Gross profit                                                      6,959            7,656            7,936           8,583
Net income/ (loss)                                                  707            1,316            1,435         (14,275)
Net income/(loss) per common and equivalent share                 $ .09            $ .16            $ .17         $ (1.75)

                                                                    1996 Quarters (As Restated in 1996 Form 10-K)
                                                        ------------------------------------------------------------------
                                                                 First           Second           Third           Fourth
                                                                    (In Thousands, Except Per Share Amounts)
Total revenues                                                                  $ 12,666         $ 12,136
Cost of sales and services                                                         5,501            4,853
Gross profit                                                                       7,165            7,283
Net income                                                                           982              991
Net income per common and equivalent share                                         $ .12            $ .12

                                                                                  1997 Quarters
                                                        ------------------------------------------------------------------
                                                                 First           Second           Third           Fourth
                                                                    (In Thousands, Except Per Share Amounts)
Total revenues                                                 $ 11,113         $ 11,945         $ 12,391        $ 14,143
Cost of sales and services                                        4,347            5,004            5,335           5,580
Gross profit                                                      6,766            6,941            7,056           8,563
Net (loss)/income                                                  (986)             132              332             845
Net income per common and equivalent share                       $ (.12)           $ .02            $ .04           $ .10

Charges relating to the acquisition of R & D were $15,697,000, $1.92 per common and equivalent share, in the forth quarter of 1996.

Quarterly results for 1996 vary from the originally published results due to changes to recording sales under the Company's direct end user sales program during the second, third and fourth quarters of 1996. With respect to its now discontinued end user direct sales program, the company increased recorded reserves by $2.1 million in the fourth quarter of 1996 as actual returns related to sales made between September and December 1996 were greater than expected as a result of changes in the product mix sold through the end user direct sales program that occurred in the fourth quarter of 1996. The recorded reserves for direct sales as of December 31, 1996 have proven to be sufficient to cover actual product returns and allowances. Originally published Quarterly Reports on Form 10-Q were changed by reducing second quarter total revenues, cost of sales and services, gross profit, net income and net income per common and equivalent share by $654,000, $163,000, $491,000, $334,000 and $.04, respectively and third quarter total revenues, cost of sales and services, gross profit, net income and net income per common and equivalent share by $871,000, $218,000, $653,000, $444,000 and $.05, respectively. As a result of changes to the second and third quarter, fourth quarter total revenues, cost of sales and services, gross profit, and net income were increased by a net of $1,525,000, $381,000, $778,000, respectively, which reduced the loss by $.10 per share.

The sum of quarterly earnings per share information may not agree to the annual amount due to the use of the treasury stock method.

For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end with the fourth quarter ending on December 31.

                                   * * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         The Company has never filed a Current Report on form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure or otherwise.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

         Information concerning continuing directors, nominees and executive officers of the Company is set forth under the caption "Information Concerning Directors, Nominees and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be held May 12, 1998, which is incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's Proxy Statement is not being filed as a part hereof.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Information responsive to this Item 11 is incorporated by reference to the caption "Executive Compensation" and "Employment Agreements" in the Proxy Statement; provided, however, that the "Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the Proxy Statement are not incorporated by reference herein.


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

                  Information responsive to this item is incorporated herein by reference to "Certain Transactions and Relationships" in the Proxy Statement.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

         (a)           Financial Statements and Schedule.                        Page or
                                                                             Method of Filing
                                                                             ----------------
         (i) Financial Statements
         (1) Independent Auditors' Report....................................     Page 35
         (2) Consolidated Financial Statements:
                  Balance Sheets - December 31, 1996 and 1997................     Page 36
                  Statements of Operations - For the Years Ended December 31,
                  1995, 1996 and 1997........................................     Page 37
                  Statements of Stockholders' Equity - For the Years Ended
                  December 31, 1995, 1996 and 1997...........................     Page 38
                  Statements of Cash Flows - For the Years Ended December 31,
                  1995, 1996 and 1997........................................     Page 39
                  Notes to Consolidated Financial Statements - December 31,
                  1995, 1996 and 1997........................................     Page 40


         (ii) Financial Statement Schedules.
         (iii) See Item 14(c) below.

         Independent Auditors' Report........................................     Included in Auditors'
                                                                                  Report at Page 35
         Schedule II - Valuation and Qualifying Account                           Page 60

         Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.


         (b)      Reports of Form 8-K.

                  During the last quarter of 1997,  the Company filed no reports on Form 8-K.

         (c)      Exhibits.

Exhibit                                                                                Page or
Number           Description                                                           Method of Filing
------           -----------                                                           ----------------

3.1              Amended and Restated Certificate of Incorporation of the              Incorporated by reference
                 Company, dated May 19, 1992                                           to Exhibit 3.1 to Form S-1
                                                                                       Registration Statement
                                                                                       #33-52264 ("Form S-1
                                                                                       #33-52264")

3.2              Bylaws of the Company                                                 Incorporated by reference
                                                                                       to Exhibit 3.2 to Form S-1
                                                                                       #33-52264

10.1             Lease Agreement between Camelback Associates II                       Incorporated  by reference
                 Limited Partnership and the Company dated                             to Exhibit 10.5 to Form S-1
                 June 19, 1992, relating to Company's                                  #33-52264
                 principal offices and facilities

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

10.10            1994  Profit Sharing Plan                                             Incorporated by reference
                                                                                       to Exhibit 10.15 of Form
                                                                                       10-K Report dated December
                                                                                       31, 1993

10.11            Long-Term Incentive Plan                                              Incorporated by reference
                                                                                       to Exhibit 10.16 of Form
                                                                                       190K Report dated December
                                                                                       31, 1994

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

10.14            1998 Director Compensation Plan                                       Filed herewith

11               Statement Regarding Computation of Per Share Earnings                 Filed herewith

21               Subsidiaries of the Registrant                                        Filed herewith
23               Consent of Deloitte & Touche LLP                                      Filed herewith
24.1             Power of Attorney of Dianne C. Walker                                 Filed herewith
24.2             Power of Attorney of Roger C. Ferguson                                Filed herewith
24.3             Power of Attorney of Steven G. Mihaylo                                Filed herewith
24.4             Power of Attorney of William C. Turner                                Filed herewith
24.5             Power of Attorney of Kent C. Mueller                                  Filed herewith

         (d)      See Item 14 (a)(ii)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1998.

                                MICROTEST, INC.

                                By:      /s/ Charles V. Mihaylo
                                         ------------------------------
                                         Charles V. Mihaylo
                                         President & Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name and Signature                      Title                                               Date
------------------                      -----                                               ----
          *                             Chairman of the Board, Chief Executive              March  31, 1998
------------------------------          Officer (Principal Executive Officer)
Richard G. Meise

/s/ Charles V. Mihaylo                  President and Chief Operating Officer               March  31, 1998
-------------------------------
Charles V. Mihaylo

/s/ John J. O'Block                     Vice President & Chief Financial Officer            March  31, 1998
------------------------------          (Principal Financial and Accounting Officer)
John J. O'Block

          *                             Director                                            March 31, 1998
------------------------------
Roger C. Ferguson

          *                             Director                                            March  31, 1998
------------------------------
Steven G. Mihaylo

          *                             Director                                            March  31, 1998
------------------------------
William C. Turner

          *                             Director                                            March  31, 1998
------------------------------
Dianne C. Walker

          *                             Director                                            March 31, 1998
------------------------------
Kent C. Mueller

* By /s/ Charles V. Mihaylo                                                                 March  31, 1998
    --------------------------
         Charles V. Mihaylo
         Attorney-in-Fact

                                 MICROTEST, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at        Charged to                   Balance
                                            Beginning           Costs &                   at End of
                                            of Period          Expenses    Deductions      Period
                                            ---------          --------    ----------      ------
Allowance for doubtful accounts
         1997                                 $   582      $    490         $    180  (1)  $  892
         1996                                     521           354              293  (1)     582
         1995                                     210           319                8  (1)     521
Reserve for obsolete inventories:
         1997                                 $   540      $  1,497          $ 1,343       $  694
         1996                                     717                            165          540
         1995                                   1,319                            602          717
Accumulated depreciation and amortization:
         1997                                 $ 4,943      $  1,625          $   368       $6,200
         1996                                   3,841         1,460              358        4,943
         1995                                   2,408         1,512               79        3,841
Reserve for product returns:
         1997                                 $ 3,003      $  1,899          $ 3,829       $1,073
         1996                                     919         6,239            4,155        3,003
         1995                                                   919                           919

(1) Amounts represents write-offs of accounts receivable balances.
                                                                              59