Form 10-Q
period 1998-03-31
MICROTEST INC
filed 1998-05-12
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 28, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20666

                                 MICROTEST, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          86-0485884
         ------------                                        ----------
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

As of May 1, 1998, 8,209,248 shares of the registrant's common stock were outstanding.



                         This document contains 14 pages
                         -------------------------------

                                      INDEX
                                      -----

                                 MICROTEST, INC.

                                                                            Page
Facing Page                                                                   1

Index                                                                         2

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets                                   3

      Condensed Consolidated Statements of Income                             4

      Condensed Consolidated Statements of Cash Flows                         5

      Notes to Unaudited Condensed Consolidated Financial Statements        6-7

Item 2 - Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                 8-10

PART II. OTHER INFORMATION
--------------------------

Item 1 - Legal Proceedings                                                   11

Item 2 - Changes in Securities                                               11

Item 3 - Defaults Upon Senior Securities                                     11

Item 4 - Submission of Matters to a Vote of Security Holders                 11

Item 5 - Other Information                                                   11

Item 6 - Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe
         Harbor Complaince Statement for Forward-Looking Statements       13-14

PART I. FINANCIAL STATEMENTS

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                       March 28,       December 31,
                                                                   1998 (unaudited)        1997
                                                                   ----------------    ------------
                                          ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                        $ 14,020          $ 11,547
      Accounts receivable - less allowance for doubtful
         accounts of $811 and $892, respectively and less
         returns reserve of $1,795 and $1,073, respectively               7,731            12,083
      Inventories - less reserve for obsolescence of $519
         and $694, respectively                                           6,022             5,924
      Prepaid expenses                                                    1,440             1,459
      Income taxes receivable                                             2,094             2,258
      Deferred income taxes                                               2,216             2,216
                                                                       --------          --------
           Total current assets                                          33,523            35,487

PROPERTY, PLANT AND EQUIPMENT - less accumulated
      depreciation of $6,402 and $6,200, respectively                     3,428             3,543

INTANGIBLES AND OTHER ASSETS                                              2,867             2,777

DEFERRED INCOME TAXES                                                       133               133
                                                                       --------          --------

TOTAL                                                                  $ 39,951          $ 41,940
                                                                       ========          ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                 $  4,538          $  4,699
      Accrued liabilities                                                 1,858             4,130
      Accrued payroll and employee benefits                               1,105             1,017
                                                                       --------          --------
           Total liabilities                                              7,501             9,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value - authorized, 15,000,000 shares;
         issued 8,206,467 and 8,193,320 shares, respectively                  8                 8
      Additional paid-in capital                                         32,766            32,710
      Deficit                                                              (324)             (186)
      Common stock in treasury at cost - 0 and 34,939,
         respectively                                                      --                (438)
                                                                       --------          --------
           Total stockholders' equity                                    32,450            32,094
                                                                       --------          --------

TOTAL                                                                  $ 39,951          $ 41,940
                                                                       ========          ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                         -----------------------
                                                         March 28,     March 29,
                                                           1998          1997
                                                         --------      --------

TOTAL REVENUES                                           $  9,716      $ 11,113

TOTAL COST OF SALES                                         3,774         4,347
                                                         --------      --------

GROSS PROFIT                                                5,942         6,766

OPERATING EXPENSES:
      Sales and marketing                                   3,088         5,025
      Research and development                              1,714         2,035
      General and adminstrative                               966         1,237
                                                         --------      --------

           Total operating expenses                         5,768         8,297

INCOME/(LOSS) FROM OPERATIONS                                 174        (1,531)

INVESTMENT INCOME                                              75           118
                                                         --------      --------

INCOME/(LOSS) BEFORE INCOME TAXES                             249        (1,413)

INCOME TAX PROVISION/(BENEFIT)                                 76          (427)
                                                         --------      --------

NET INCOME/(LOSS)                                        $    173      $   (986)
                                                         ========      ========

BASIC EARNINGS PER SHARE:
      NET INCOME/(LOSS) PER SHARE                        $   0.02      $  (0.12)
                                                         ========      ========
      SHARES USED IN PER SHARE CALCULATION                  8,189         8,095
                                                         ========      ========

DILUTED EARNINGS PER SHARE:
      NET INCOME/(LOSS) PER SHARE                        $   0.02      $  (0.12)
                                                         ========      ========
      SHARES USED IN PER SHARE CALCULATION                  8,371         8,095
                                                         ========      ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                           Three Months Ended
                                                                          ---------------------
                                                                          March 28,   March 29,
                                                                            1998        1997
                                                                          ---------   ---------
OPERATING ACTIVITIES:
      Net income/(loss)                                                   $    173    $   (986)
      Adjustments to reconcile net income/(loss) to net cash
         provided by/(used in) operating activities:
           Depreciation and amortization                                       582         529
           Changes in operating assets and liabilities:
             Accounts receivable                                             4,352       5,538
             Inventories                                                       (98)     (2,038)
             Prepaid expenses and other assets                                (451)       (789)
             Accounts payable                                                 (161)     (2,836)
             Accrued liabilities                                            (2,272)     (1,893)
             Accrued payroll and employee benefits                              88         (50)
             Income taxes receivable                                           164        (219)
                                                                          --------    --------

Net cash provided by/(used in) operating activities                          2,377      (2,744)

INVESTING ACTIVITIES:
      Purchases of equipment and leasehold improvements                        (87)       (411)
                                                                          --------    --------

Net cash used in investing activities                                          (87)       (411)

FINANCING ACTIVITIES:
      Proceeds from sale of common stock and treasury stock                    183         354
      Reduction in income tax liability from disqualifying dispositions of incentive stock options and exercises of non-qualified
         stock options                                                        --             1
                                                                          --------    --------

Net cash provided by financing activities                                      183         355
                                                                          --------    --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                             2,473      (2,800)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              11,547      10,282
                                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 14,020    $  7,482
                                                                          ========    ========

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 28, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      A. Principles of Consolidation - The consolidated financial statements include the accounts of Microtest, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company develops, markets, and supports products that make it easier to install, service, and manage local area networks ("LANs").

      B. For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end, with the fourth quarter ending on December 31, 1998.

      C.  Reclassifications  - Certain  reclassifications  have been made to the
      1997   consolidated   financial   statements   to   conform  to  the  1998
      presentation.

2.    COMMITMENTS AND CONTINGENCIES

      Future minimum rental payments due under the Company's office operating leases are as follows:

                                                        (Amounts in
                                                         Thousands)
      1998                                              $     753
      1999                                                    995
      2000                                                    842
      2001                                                    148
      2002                                                     12
                                                        ---------
      Total minimum rental payments                     $   2,750
                                                        =========

      The Company is involved in certain other legal matters, the outcome of which is currently unknown. Management believes that the Company's liability, if any, will not have a material adverse effect on the Company's financial condition and results of operations.

3.    COMPREHENSIVE INCOME

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for financial statement periods ending after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has operations in the United Kingdom and Germany. All transactions for the United Kingdom operations are denominated in U.S. dollars. All transactions for the German operations are denominated in Deutsch marks. For the quarter ended March 28, 1998, comprehensive income was $173,000.

4.    SUBSEQUENT EVENTS

      On April 14, 1998, the Company's Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock, or approximately 10% of all shares issued as of that date, for issuance under the Company's stock option and purchase plans. The stock is to be purchased from time to time on the open market as conditions permit.

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

      Statements in Exhibit 99 to this Quarterly Report on Form 10-Q, describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

                             Qtr. End                               Qtr. End
(in thousands)               3/28/98            Change              3/29/97
--------------------------------------------------------------------------------
Total Revenues               $ 9,716            (12.6%)            $ 11,113
--------------------------------------------------------------------------------

During the quarter ended March 28, 1998, total revenues decreased compared to the quarter ended March 29, 1997 due primarily to a decision not to increase inventory levels on certain products into the Company's product distribution channel in anticipation of new product releases, as well as a general weakness in sales to the Company's Asia Pacific product distributors, which has impacted the results of the entire industry segment. The Company currently believes that its second quarter operating results also will be adversely affected by the above mentioned reasons.

                             Qtr. End                               Qtr. End
(in thousands)               3/28/98            Change              3/29/97
--------------------------------------------------------------------------------
Gross Profit                 $ 5,942            (12.2%)             $ 6,766
% of Total Revenues            61.2%                                  60.9%
--------------------------------------------------------------------------------

Gross profit decreased in absolute dollars but increased as a percentage of total revenues during the three months ended March 28, 1998 compared to the same period in 1997. The decrease in absolute dollars is due to the decrease in revenues. Gross profit as a percent of revenues improved slightly during the first quarter of 1998 due to a decrease in discounts offered to the Company's product distributors.

                                  Qtr. End                         Qtr. End
(in thousands)                    3/28/98         Change           3/29/97
--------------------------------------------------------------------------------
Sales & Marketing                 $3,088          (47.7%)          $5,025
% of Total
Revenues                           31.8%                            45.2%
--------------------------------------------------------------------------------

For the quarter ended March 28, 1998, sales and marketing expenses decreased in absolute dollars and as a percentage of total revenues compared to the same period in 1997. The decrease is primarily due to the integration of Logicraft Information Systems, now doing business as Microtest Enterprise Group ("MEG"). MEG was acquired during the fourth quarter of 1996 and was not fully integrated into Microtest until the third quarter of 1997. The integration of MEG into Microtest included a significant reduction in headcount during the second and third quarters of 1997. Additionally, the Company implemented new cost control measures during 1997.

                                  Qtr. End                         Qtr. End
(in thousands)                    3/28/98         Change           3/29/97
--------------------------------------------------------------------------------
Research & Development            $1,714          (15.8%)          $2,035
% of Total
Revenues                           17.6%                            18.3%
--------------------------------------------------------------------------------

Research and development expenses decreased in absolute dollars and as a percentage of total revenues in the quarter ended March 28, 1998, compared with the same period in 1997. The decrease stems primarily from a decrease in the number of employees due to the integration of MEG, as discussed above. The
Company capitalized approximately $220,000 and $0 during the first quarters ended March 28, 1998 and March 29, 1997, respectively, of software development costs for new products for which technological feasibility has been determined. These costs will be amortized over the life of the associated products of approximately two to four years as a charge to cost of goods sold. These amortization charges may result in lowering the Company's net income in future periods.

                                 Quarter. End                    Quarter. End
(in thousands)                     3/28/98        Change           3/29/97
--------------------------------------------------------------------------------
General & Administrative           $ 966          (21.9%)          $1,237
% of Total
Revenues                            9.9%                            11.1%
--------------------------------------------------------------------------------

General and administrative expenses decreased in both absolute dollars and as a percentage of total revenues during the first quarter ended March 28, 1998, compared to the same period in 1997. This decrease is mainly the result of the decrease in personnel and other administrative costs attributable to integration of MEG and cost control measures implemented during 1997, as previously mentioned.

                                  Qtr. End                          Qtr. End
(in thousands)                    3/28/98         Change            3/29/97
--------------------------------------------------------------------------------
Income Taxes                        $ 76          117.8%            $(427)

Effective Tax Rate                 30.5%                            30.2%
--------------------------------------------------------------------------------

The Company's effective tax rate remained relatively flat during the first quarter ended March 28, 1998, compared to the same period of the preceding year.


                                  Qtr. End                          Qtr. End
(in thousands)                    3/28/98         Change            3/29/97
--------------------------------------------------------------------------------
Net Income/(Loss)                   $173          117.5%            $(986)
% of Total
Revenues                            1.8%                            (8.9%)
--------------------------------------------------------------------------------

Net income increased in both absolute dollars and as a percentage of total revenues for the first quarter of 1998 as compared to the first quarter of 1997. This increase is due primarily to a significant decrease in operating expenses for the quarter ended March 28, 1998 as compared with the quarter ended March 29, 1997. As discussed above, MEG was fully integrated into Microtest during the second and third quarters of 1997. The integration included a significant headcount reduction. Also, the Company's implementation of new cost control measures during 1997 aided in the decrease in operating expenses.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations primarily through operating cash flows and equity financings. At March 28, 1998, the Company had cash and cash equivalents of $14.0 million. This represents a $2.5 million increase in cash equivalents during the three months ended March 28, 1998, due primarily to the collection of accounts receivable.

During the second quarter of 1997, the Company obtained a $10 million unsecured revolving credit facility with Bank of America, which is utilized for general corporate and working capital purposes. No amounts were outstanding under this credit facility and the Company was in compliance with all loan covenants at March 28, 1998.

Capital expenditures during the quarter ended March 28, 1998 were approximately $87,000, the majority of which was for computer hardware and software. The Company's capital budget for the remaining three quarters of 1998 is approximately $613,000, which includes software, hardware, leasehold improvements and other of $143,000, $170,000, $100,000, and $200,000, respectively.

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

      None

Item 6. - Exhibits and Reports on Form 8-K

      a) Exhibits

          Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

      b) Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the three months ended March 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MICROTEST, INC.
                           ---------------
                             Registrant



Date: May 11, 1998                               /s/ Richard G. Meise
                                                 -------------------------------
                                                 Chief Executive Officer and
                                                 Chairman of the Board



Date: May 11, 1998                               /s/ Charles V. Mihaylo
                                                 -------------------------------
                                                 President and
                                                 Chief Operating Officer


Date: May 11, 1998                               /s/ John J. O'Block
                                                 -------------------------------
                                                 John J. O'Block
                                                 Chief Financial Officer
                                       12