Form 10-Q
period 1998-06-27
MICROTEST INC
filed 1998-08-06
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 27, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20666

                                 MICROTEST, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             86-0485884
     ---------------------                                      ----------
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

As of July 31, 1998, 8,253,279 shares of the registrant's common stock were outstanding.



                         This document contains 16 pages

                         -------------------------------

                                      INDEX
                                      -----

                                 MICROTEST, INC.

                                                                            Page
Facing Page                                                                  1

Index                                                                        2

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1 - Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets                                  3

      Condensed Consolidated Statements of Income                            4

      Condensed Consolidated Statements of Cash Flows                        5

      Notes to Unaudited Condensed Consolidated Financial Statements        6-8

Item 2 - Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                  9-12

PART II. OTHER INFORMATION
--------------------------

Item 1 - Legal Proceedings                                                   12

Item 2 - Changes in Securities                                               12

Item 3 - Defaults Upon Senior Securities                                     12

Item 4 - Submission of Matters to a Vote of Security Holders               12-13

Item 5 - Other Information                                                   13

Item 6 - Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   14

Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe
           Harbor Complaince Statement for Forward-Looking Statements      15-16

PART I.  FINANCIAL STATEMENTS

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        June 27,      December 31,
                                                                    1998 (unaudited)      1997
                                                                    ----------------  ------------
                                 ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                        $ 14,154          $ 11,547
      Accounts receivable - less allowance for doubtful
         accounts of $456 and $892, respectively and less
         returns reserve of $1,404 and $1,073, respectively               8,326            12,083
      Inventories - less reserve for obsolescence of $512
         and $694, respectively                                           5,649             5,924
      Prepaid expenses                                                    1,492             1,459
      Income taxes receivable                                             1,956             2,258
      Deferred income taxes                                               2,216             2,216
                                                                       --------          --------
           Total current assets                                          33,793            35,487

PROPERTY, PLANT AND EQUIPMENT - less accumulated
      depreciation of $6,804 and $6,200, respectively                     3,554             3,543

INTANGIBLES AND OTHER ASSETS                                              3,223             2,777

DEFERRED INCOME TAXES                                                       133               133
                                                                       --------          --------

TOTAL                                                                  $ 40,703          $ 41,940
                                                                       ========          ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                 $  4,113          $  4,699
      Accrued liabilities                                                 3,155             4,130
      Accrued payroll and employee benefits                               1,172             1,017
                                                                       --------          --------
           Total liabilities                                              8,440             9,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value - authorized, 15,000,000 shares;
         issued 8,206,467 and 8,193,320 shares, respectively                  8                 8
      Additional paid-in capital                                         32,794            32,710
      Retained earnings/(deficit)                                           214              (186)
      Common stock in treasury at cost - 144,150 and 34,939,
         respectively                                                      (753)             (438)
                                                                       --------          --------
           Total stockholders' equity                                    32,263            32,094
                                                                       --------          --------

TOTAL                                                                  $ 40,703          $ 41,940
                                                                       ========          ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except per share data)

                                                      Three Months Ended     Six Months Ended
                                                      -------------------   -------------------
                                                      June 27,   June 28,   June 27,   June 28,
                                                        1998       1997       1998       1997
                                                      --------   --------   --------   --------
TOTAL REVENUES                                        $ 11,125   $ 11,945   $ 20,840   $ 23,058

TOTAL COST OF SALES                                      4,452      5,004      8,225      9,351
                                                      --------   --------   --------   --------

GROSS PROFIT                                             6,673      6,941     12,615     13,707

OPERATING EXPENSES:
      Sales and marketing                                3,117      3,771      6,205      8,795
      Research and development                           1,798      2,185      3,512      4,220
      General and adminstrative                          1,144        908      2,110      2,146
                                                      --------   --------   --------   --------

           Total operating expenses                      6,059      6,864     11,827     15,161

INCOME/(LOSS) FROM OPERATIONS                              614         77        788     (1,454)

INVESTMENT INCOME                                          102         93        178        211
                                                      --------   --------   --------   --------

INCOME/(LOSS) BEFORE INCOME TAXES                          716        170        966     (1,243)

INCOME TAX PROVISION/(BENEFIT)                             175         38        251       (389)
                                                      --------   --------   --------   --------

NET INCOME/(LOSS)                                     $    541   $    132   $    715   $   (854)
                                                      ========   ========   ========   ========

BASIC EARNINGS PER SHARE:
      NET INCOME/(LOSS) PER SHARE                     $   0.07   $   0.02   $   0.09   $  (0.11)
      WEIGHTED AVERAGE COMMON SHARES                  ========   ========   ========   ========

      OUTSTANDING                                        8,127      8,132      8,165      8,131
                                                      ========   ========   ========   ========

DILUTED EARNINGS PER SHARE:
      NET INCOME/(LOSS) PER SHARE                     $   0.07   $   0.02   $   0.09   $  (0.11)
                                                      ========   ========   ========   ========
      WEIGHTED AVERAGE COMMON AND
      EQUIVALENT SHARES OUTSTANDING                      8,227      8,134      8,281      8,131
                                                      ========   ========   ========   ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                    Six Months Ended
                                                                 -----------------------
                                                                 June 27,       June 28,
                                                                   1998           1997
                                                                 --------      ---------
OPERATING ACTIVITIES:
      Net income/(loss)                                          $    715      $   (854)
      Adjustments to reconcile net income/(loss) to net cash
         provided by/(used in) operating activities:
           Depreciation and amortization                              658           756
           Changes in operating assets and liabilities:
             Accounts receivable                                    3,757         3,518
             Inventories                                              275        (1,206)
             Prepaid expenses and other assets                       (533)         (757)
             Accounts payable                                        (586)       (3,665)
             Accrued liabilities                                     (975)       (1,997)
             Accrued payroll and employee benefits                    155          (247)
             Income taxes receivable                                  302          (536)
                                                                 --------      --------

Net cash provided by/(used in) operating activities                 3,768        (4,988)

INVESTING ACTIVITIES:
      Purchases of equipment and leasehold improvements              (615)         (240)
                                                                 --------      --------

Net cash used in investing activities                                (615)         (240)

FINANCING ACTIVITIES:
      Purchase of treasury stock                                     (753)         --
      Proceeds from sale of common stock and treasury stock           207           258
                                                                 --------      --------

Net cash (used in)/provided by financing activities                  (546)          258
                                                                 --------      --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    2,607        (4,970)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     11,547        10,282
                                                                 --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 14,154      $  5,312
                                                                 ========      ========

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and the six months ended June 27, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

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

2.    COMMITMENTS AND CONTINGENCIES

      Future minimum rental payments due under the Company's office operating leases are as follows:
                                                          (Amounts in
                                                           Thousands)
      1998                                                 $   462
      1999                                                     995
      2000                                                     842
      2001                                                     148
      2002                                                      12
                                                           -------
      Total minimum rental payments                        $ 2,459
                                                           =======

      The Company is involved in certain other legal matters, the outcome of which is currently unknown. Management believes that the Company's liability, if any, will not have a material adverse effect on the Company's financial condition and results of operations.

3.    EARNINGS PER SHARE

      In accordance with SFAS No. 128, Earnings Per Share, the following presents the computation of basic and diluted earnings per share:

                            Basic Earnings Per Share

                                                       Three Months Ended          Six Months Ended
                                                      --------------------       --------------------
                                                      June 27,    June 28,       June 27,    June 28,
                                                        1998        1997           1998        1997
                                                      --------    --------       --------    --------
Net income/(loss)                                     $   541     $   132        $   715     $  (854)
                                                      =======     =======        =======     =======

Weighted average shares of common stock
   outstanding - basic                                  8,127       8,132          8,165       8,131
                                                      =======     =======        =======     =======
Basic income/(loss) per share                         $  0.07     $  0.02        $  0.09     $ (0.11)
                                                      =======     =======        =======     =======


                           Diluted Earnings Per Share

                                                       Three Months Ended          Six Months Ended
                                                      --------------------       --------------------
                                                      June 27,    June 28,       June 27,    June 28,
                                                        1998        1997           1998        1997
                                                      --------    --------       --------    --------
Net income/(loss)                                     $   541     $   132        $   715     $  (854)
                                                      =======     =======        =======     =======

Weighted average shares of common stock
   outstanding                                          8,127       8,132          8,165       8,131
Add: dilutive potential of common shares                  100           2            116          --
                                                      -------     -------        -------     -------
Weighted average shares of common stock
   outstanding  - dilutive                              8,227       8,134          8,281       8,131
                                                      =======     =======        =======     =======

Dilutive income/(loss) per share                      $  0.07     $  0.02        $  0.09     $ (0.11)
                                                      =======     =======        =======     =======

4.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which is effective for financial statement periods ending after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has operations in the United Kingdom and Germany. All transactions for the United Kingdom operations are denominated in U.S. dollars. All transactions for the German operations are denominated in Deutsch marks. Comprehensive income was $541,000 and $714,000 for the three and six months ended June 27, 1998, respectively.

5.    SEGMENT REPORTING

      In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not believe that the adoption of SFAS No. 131 will have a significant effect on its reporting of segment information.

6.    STOCK REPURCHASE

      On April 14, 1998, the Company's Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock, or approximately 10% of all shares issued as of that date, for issuance under the Company's stock option and purchase plans. The stock is to be purchased from time to time on the open market as conditions permit. To date, the Company has repurchased 144,150 shares at an average price of $5.22 per share.

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

         Statements in Exhibit 99 to this Quarterly Report on Form 10-Q, describe factors, among others, that could contribute to or cause actual results to differ materially from those expressed in such forward-looking statements. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations
                   Qtr. End            Qtr. End      Y-T-D                Y-T-D
(in thousands)      6/27/98   Change    6/28/97     6/27/98    Change    6/28/97
--------------------------------------------------------------------------------
Total Revenues      $11,125   (6.9%)    $11,945    $ 20,840    (9.6%)   $ 23,058

During both the quarter and six months ended June 27, 1998, total revenues decreased compared to the quarter and six months ended June 28, 1997 due primarily to a decrease in sales of certain products to several of the Company's product distributors that were impacted by the anticipation of new product releases which were delayed until late in the second quarter of 1998. Additionally, there was a general weakness in sales to the Company's Asia Pacific product distributors, which has impacted the results of the entire industry segment.

                  Qtr. End            Qtr. End      Y-T-D                Y-T-D
(in thousands)     6/27/98   Change    6/28/97     6/27/98    Change    6/28/97
--------------------------------------------------------------------------------
Gross Profit       $ 6,673   (3.9%)    $ 6,941    $ 12,615    (8.0%)   $ 13,707
% of Total
Revenues              60.0%               58.1%       60.5%                59.5%

Gross profit decreased in absolute dollars but increased as a percentage of total revenues during the three months ended June 27, 1998, as well as the six months ended June 27, 1998, as compared to the same periods in 1997. The decrease in absolute dollars was due to the decrease in revenues. Gross profit as a percent of revenues improved slightly during the second quarter and year-to-date due to a change in product mix.

                  Qtr. End            Qtr. End      Y-T-D                Y-T-D
(in thousands)     6/27/98   Change    6/28/97     6/27/98    Change    6/28/97
--------------------------------------------------------------------------------
Sales & Marketing  $ 3,117   (17.3%)   $ 3,771     $ 6,205    (29.4%)   $ 8,795
% of Total
Revenues              28.0%               31.6%       29.8%                38.1%

For both the quarter and six months ended June 27, 1998, sales and marketing expenses decreased in absolute dollars and as a percentage of total revenues compared to the same periods in 1997. These decreases are primarily due to synergies created from the integration of Logicraft Information Systems, now doing business as Microtest Enterprise Group ("MEG"). MEG was acquired during the fourth quarter of 1996 and was not fully integrated into Microtest until the third quarter of 1997. The integration of MEG into Microtest included a significant reduction in headcount during the first and second quarters of 1997. Additionally, the Company implemented new cost control measures during the second half 1997, including the area of sales and marketing.

                  Qtr. End            Qtr. End      Y-T-D                Y-T-D
(in thousands)     6/27/98   Change    6/28/97     6/27/98    Change    6/28/97
--------------------------------------------------------------------------------
Research &         $ 1,798  (17.7%)    $ 2,185     $ 3,512    (16.8%)   $ 4,220
Development
% of Total
Revenues              16.2%               18.3%       16.9%                18.3%

Research and development expenses decreased in absolute dollars and as a percentage of total revenues in the quarter and six months ended June 27, 1998, compared with the same periods in 1997. The decrease stems primarily from the capitalization of software development costs during the first half of 1998 for new products. The Company capitalized approximately $588,000 and $0 during the six months ended June 27, 1998 and June 28, 1997, respectively. These costs will be amortized over the life of the associated products of approximately two to four years as a charge to cost of goods sold. These amortization charges may result in lowering the Company's net income in future periods.

                  Qtr. End            Qtr. End      Y-T-D                Y-T-D
(in thousands)     6/27/98   Change    6/28/97     6/27/98    Change    6/28/97
--------------------------------------------------------------------------------
General &          $ 1,144    26.0%     $ 908      $ 2,110    (1.7%)    $ 2,146
Administrative
% of Total
Revenues              10.3%               7.6%        10.1%                 9.3%

General and administrative expenses increased in both absolute dollars and as a percentage of total revenues during the second quarter ended June 27, 1998, compared to the same period in 1997, but decreased in absolute dollars for the six months ended June 27, 1998 as compared to the six months ended June 28, 1997. The increase during the second quarter of 1998 was mainly the result of an increase in bad debt expense during the quarter. The decrease during the six months ended June 27, 1998 was due primarily to a decrease in personnel and other administrative costs attributable to the integration of MEG and cost control measures implemented during 1997, as previously mentioned.

                  Qtr. End            Qtr. End      Y-T-D                Y-T-D
(in thousands)     6/27/98   Change    6/28/97     6/27/98    Change    6/28/97
--------------------------------------------------------------------------------
Income Taxes        $ 175    360.0%     $ 38        $ 251     164.5%     ($ 389)

Effective Tax Rate   24.4%              22.4%        26.0%                 31.3%

The Company's effective tax rate remained relatively flat during the second quarter and six months ended June 27, 1998, compared to the same periods of the preceding year. The difference between the effective tax rate and the statutory rate is mainly attributable to foreign sales corporation tax benefits and research and development income tax credits.

                  Qtr. End            Qtr. End      Y-T-D                Y-T-D
(in thousands)     6/27/98   Change    6/28/97     6/27/98    Change    6/28/97
--------------------------------------------------------------------------------
Net Income/(Loss)   $ 541    309.8%     $ 132       $ 715     183.7%     ($ 854)
% of Total
Revenues              4.9%                1.1%        3.4%                (3.7%)

Net income increased in both absolute dollars and as a percentage of total revenues for the second quarter and first six months of 1998 as compared to the same periods of 1997. This increase is due primarily to a significant decrease in operating expenses for the quarter and six months ended June 27, 1998 as compared with the quarter and six months ended June 28, 1997. As discussed above, MEG was fully integrated into Microtest during the second and third quarters of 1997. The integration included a significant headcount reduction. Also, the Company's implementation of new cost control measures during 1997 aided in the decrease in operating expenses.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations primarily through operating cash flows and equity financings. At June 27, 1998, the Company had cash and cash equivalents of $14.2 million. This represents a $2.6 million increase in cash equivalents during the six months ended June 27, 1998, due primarily to the collection of accounts receivable.

During the second quarter of 1997, the Company obtained a $10 million unsecured revolving credit facility with Bank of America, which is to be utilized for general corporate and working capital purposes. The credit facility carries an interest rate equal to Bank of America's "Reference Rate" plus 1.50%. Major covenants of the credit facility include: (i) the Company, on a consolidated basis, not incurring a net and operating loss in two consecutive quarters; (ii) the Company maintaining a modified quick ratio of no less than 1.50%; (iii) the Company maintaining a Tangible Net Worth of no less than 90% of the Company's Tangible Net Worth at December 31, 1996; and (iv) the Company not permitting its total liabilities to exceed 0.75 times Tangible Net Worth. No amounts were outstanding under this credit facility and the Company was in compliance with all loan covenants at June 27, 1998.

Capital expenditures during the six months ended June 27, 1998 were approximately $615,000, the majority of which was for computer hardware and software and leasehold improvements. The Company's capital budget for the remaining two quarters of 1998 is approximately $100,000, which includes software, hardware, leasehold improvements and other of $10,000, $40,000, $40,000, and $10,000, respectively.

Management believes cash flows from operations and available cash under the credit facility will be sufficient to meet the cash needs of the Company in the foreseeable future.

Year 2000 Issues
----------------

As with other organizations, some of the Company's computer programs, as well as those of its vendors, were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all programs to be corrected and tested prior to the year 2000. The Company is also in the process of obtaining year 2000 compliance data on all of its vendors. To date, the Company has incurred capital expenditures of approximately $198,000 related to this project. The Company does not expect that the incremental costs of this project will have a material adverse effect on the Company's consolidated financial statements or results of operations in any future periods. All of the Company's products are year 2000 compliant.

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

         None

Item 3. - Defaults Upon Senior Securities

         Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 12, 1998. The shareholders elected the following persons to serve three-year terms as directors of the Company: Richard G. Meise and Steven G. Mihaylo. The votes for and against (withheld from) each nominee were as follows:

Nominee                              Votes For                  Votes Withheld
Richard G. Meise                     7,807,209                  101,548
Steven G. Mihaylo                    7,811,495                  97,262

Roger C. Ferguson, William C. Turner, Dianne C. Walker and Kent C. Mueller continued as directors following the meeting.

Additionally, shareholders voted for the approval of the 1998 Director Compensation Plan which sets forth the Board compensation paid by the Company to non-employee directors and authorizes two types of automatic grants of nonqualified stock options to all non-employee directors of the Company. The votes for, against and abstained from this proposal were as follows:

For:  7,121,826            Against: 534,316                   Abstained: 54,986

Item 5. - Other Information

         None

Item 6. - Exhibits and Reports on Form 8-K

      a) Exhibits

              Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

      b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the three months ended June 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant



Date: July 31, 1998                                /s/ Richard G. Meise
                                                   ---------------------------
                                                   Richard G. Meise
                                                   Chief Executive Officer and
                                                   Chairman of the Board



Date: July 31, 1998                                /s/ Charles V. Mihaylo
                                                   ---------------------------
                                                   Charles V. Mihaylo
                                                   President and
                                                   Chief Operating Officer


Date: July 31, 1998                                /s/ John J. O'Block
                                                   ---------------------------
                                                   John J. O'Block
                                                   Chief Financial Officer