Form 10-Q
period 1998-09-26
MICROTEST INC
filed 1998-11-10
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 26, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20666

                                 MICROTEST, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               86-0485884
-------------------------------                              -------------------
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

                                 YES [X]  NO [ ]

As of November 2, 1998, 8,253,585 shares of the registrant's common stock were outstanding.

                         THIS DOCUMENT CONTAINS 17 PAGES
                         -------------------------------

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

PART I.  FINANCIAL STATEMENTS

                                 MICROTEST, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        September 26,        December 31,
                                                                       1998 (unaudited)          1997
                                                                       ----------------    ----------------
                                                  ASSETS
CURRENT ASSETS:

      Cash and cash equivalents                                        $         13,062    $         11,547
      Accounts receivable - less allowance for doubtful
         accounts of $669 and $892, respectively and less
         returns reserve of $868 and $1,073, respectively                         8,272              12,083
      Inventories - less reserve for obsolescence of $470
         and $694, respectively                                                   6,130               5,924
      Prepaid expenses                                                            2,054               1,459
      Income taxes receivable                                                     2,049               2,258
      Deferred income taxes                                                       2,216               2,216
                                                                       ----------------    ----------------
           Total current assets                                                  33,783              35,487

PROPERTY, PLANT AND EQUIPMENT - less accumulated
      depreciation of $7,169 and $6,200, respectively                             3,533               3,543

INTANGIBLES AND OTHER ASSETS                                                      3,679               2,777

DEFERRED INCOME TAXES                                                               133                 133
                                                                       ----------------    ----------------

TOTAL                                                                  $         41,128    $         41,940
                                                                       ================    ================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                 $          4,120    $          4,699
      Accrued liabilities                                                         3,466               4,130
      Accrued payroll and employee benefits                                       1,164               1,017
                                                                       ----------------    ----------------
           Total liabilities                                                      8,750               9,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value - authorized, 15,000,000 shares;
         issued 8,244,237 and 8,193,320 shares, respectively                          8                   8
      Additional paid-in capital                                                 32,941              32,710
      Retained earnings/(deficit)                                                   606                (186)
      Common stock in treasury at cost - 225,020, and 34,196,
         respectively                                                            (1,177)               (438)
                                                                       ----------------    ----------------
           Total stockholders' equity                                            32,378              32,094
                                                                       ----------------    ----------------

TOTAL                                                                  $         41,128    $         41,940
                                                                       ================    ================

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except per share data)

                                              Three Months Ended               Nine Months Ended
                                        ------------------------------   -----------------------------
                                        September 26,    September 27,   September 26,   September 27,
                                            1998             1997            1998            1997
                                        -------------    -------------   -------------   -------------
TOTAL REVENUES                          $      10,111    $      12,391   $      30,951   $      35,450

TOTAL COST OF SALES                             4,090            5,335          12,316          14,686
                                        -------------    -------------   -------------   -------------

GROSS PROFIT                                    6,021            7,056          18,635          20,764

OPERATING EXPENSES:
       Sales and marketing                      2,655            3,695           8,860          12,490
       Research and development                 1,698            1,847           5,210           6,067
       General and administrative               1,403              978           3,513           3,124
                                        -------------    -------------   -------------   -------------

            Total operating expenses            5,756            6,520          17,583          21,681

INCOME/(LOSS) FROM OPERATIONS                     265              536           1,052            (917)

INVESTMENT INCOME                                  81                1             258             212
                                        -------------    -------------   -------------   -------------

INCOME/(LOSS) BEFORE INCOME TAXES                 346              537           1,310            (705)

INCOME TAX PROVISION/(BENEFIT)                    (47)             205             205            (184)
                                        -------------    -------------   -------------   -------------

NET INCOME/(LOSS)                       $         393    $         332   $       1,105   $        (521)
                                        =============    =============   =============   =============

BASIC EARNINGS PER SHARE:
       NET INCOME/(LOSS) PER SHARE      $        0.05    $        0.04   $        0.14   $       (0.06)
                                        =============    =============   =============   =============
       WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                              8,068            8,157           8,132           8,168
                                        =============    =============   =============   =============

DILUTED EARNINGS PER SHARE:
       NET INCOME/(LOSS) PER SHARE      $        0.05    $        0.04   $        0.14   $       (0.06)
                                        =============    =============   =============   =============
       WEIGHTED AVERAGE COMMON AND
       EQUIVALENT SHARES OUTSTANDING            8,068            8,297           8,132           8,257
                                        =============    =============   =============   =============

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                       Nine Months Ended
                                                                ------------------------------
                                                                September 26,    September 27,
                                                                     1998             1997
                                                                -------------    -------------
OPERATING ACTIVITIES:
       Net income/(loss)                                        $       1,105    $        (521)
       Adjustments to reconcile net income/(loss) to net cash
          provided by/(used in) operating activities:
            Depreciation and amortization                                 897            1,491
            Changes in operating assets and liabilities:
              Accounts receivable                                       3,811            3,964
              Inventories                                                (206)            (773)
              Prepaid expenses and other assets                        (1,425)          (1,139)
              Accounts payable                                           (579)          (2,552)
              Accrued liabilities                                        (664)          (1,982)
              Accrued payroll and employee benefits                       147             (146)
              Income taxes receivable                                     209             (504)
                                                                -------------    -------------

Net cash provided by/(used in) operating activities                     3,295           (2,162)

INVESTING ACTIVITIES:
       Purchases of equipment and leasehold improvements                 (959)            (570)
                                                                -------------    -------------

Net cash used in investing activities                                    (959)            (570)

FINANCING ACTIVITIES:
       Purchase of treasury stock                                      (1,177)            --
       Proceeds from sale of common stock and treasury stock              356              151
                                                                -------------    -------------

Net cash (used in)/provided by financing activities                      (821)             151
                                                                -------------    -------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                        1,515           (2,581)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         11,547           10,282
                                                                -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      13,062    $       7,701
                                                                =============    =============

See notes to condensed consolidated financial statements

                                 MICROTEST, INC.
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and the nine months ended September 26, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the Company's most recent Annual Report and Form 10-K.

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

2.   COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments due under the Company's office operating leases are as follows:

                                                      (Amounts in
                                                       Thousands)

     1998                                             $       276
     1999                                                   1,164
     2000                                                     897
     2001                                                     144
                                                      -----------
     Total minimum rental payments                    $     2,481
                                                      ===========

     The Company is involved in certain other legal matters, the outcome of which is currently unknown. Management believes that the Company's liability, if any, will not have a material adverse effect on the Company's financial condition and results of operations.

3.   EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, the following presents the computation of basic and diluted earnings per share:

                            Basic Earnings Per Share

                                               Three Months Ended               Nine Months Ended
                                          -----------------------------   -----------------------------
                                          September 26,   September 27,   September 26,   September 27,
                                               1998            1997            1998            1997
                                          -------------   -------------   -------------   -------------
Net income/(loss)                         $         393   $         332   $       1,105   $        (521)
                                          =============   =============   =============   =============

Weighted average shares of common stock
   outstanding - basic                            8,068           8,157           8,132           8,168
                                          =============   =============   =============   =============

Basic income/(loss) per share             $        0.05   $        0.04   $        0.14   $       (0.06)
                                          =============   =============   =============   =============

                           Diluted Earnings Per Share

                                                Three Months Ended               Nine Months Ended
                                           -----------------------------   -----------------------------
                                           September 26,   September 27,   September 26,   September 27,
                                                1998            1997            1998            1997
                                           -------------   -------------   -------------   -------------
Net income/(loss)                          $         393   $         332   $       1,105   $        (521)
                                           =============   =============   =============   =============

Weighted average shares of common stock
   outstanding                                     8,068           8,157           8,132           8,168
Add: dilutive potential of common shares            --               140            --                89
                                           -------------   -------------   -------------   -------------
Weighted average shares of common stock
   outstanding  - dilutive                         8,068           8,297           8,132           8,257
                                           =============   =============   =============   =============

Dilutive income/(loss) per share           $        0.05   $        0.04   $        0.14   $       (0.06)
                                           =============   =============   =============   =============


4.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which is effective for financial statement periods ending after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income was $393,000 and $1,105,000 for the three and nine months ended September 26, 1998, respectively.

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

6.   STOCK REPURCHASE

     On April 14, 1998, the Company's Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock, or approximately 10% of all shares issued as of that date, for issuance under the Company's stock option and purchase plans. The stock is to be purchased from time to time on the open market as conditions permit. To date, the Company has repurchased 225,020 shares at an average price of $5.23 per share.

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

Results of Operations

                   Qtr. End                 Qtr. End      Y-T-D                   Y-T-D
(in thousands)      9/26/98      Change      9/27/97     9/26/98      Change     9/27/97
-----------------------------------------------------------------------------------------
Total Revenues      $10,111     (18.4%)      $12,391     $30,951     (12.7%)     $35,450
-----------------------------------------------------------------------------------------

During both the quarter and nine months ended September 26, 1998, total revenues decreased compared to the quarter and nine months ended September 27, 1997. A major contributing factor to the decline is the Company's recent decision to withdraw from the low-margin tower business has not yet been offset by sales of new higher-margin DiscPort2, DiscPort VT and DiscZerver products.

                   Qtr. End                 Qtr. End      Y-T-D                   Y-T-D
(in thousands)      9/26/98     Change       9/27/97     9/26/98     Change      9/27/97
-----------------------------------------------------------------------------------------
Gross Profit        $ 6,021     (14.7%)      $ 7,056     $18,635     (10.3%)     $20,764
% of Total
Revenues              59.5%                    56.9%       60.2%                   58.6%
-----------------------------------------------------------------------------------------

Gross profit decreased in absolute dollars but increased as a percentage of total revenues during the three months ended September 26, 1998, as well as the nine months ended September 26, 1998, as compared to the same periods in 1997. The decrease in absolute dollars was due to the decrease in revenues. Gross profit as a percent of revenues improved slightly during the third quarter and year-to-date due to a change in product mix.

                      Qtr. End                 Qtr. End      Y-T-D                    Y-T-D
(in thousands)         9/26/98     Change       9/27/97     9/26/98     Change       9/27/97
---------------------------------------------------------------------------------------------
Sales & Marketing      $ 2,655     (28.1%)      $ 3,695     $ 8,860     (29.1%)     $ 12,490
% of Total
Revenues                 26.3%                    29.8%       28.6%                    35.2%
---------------------------------------------------------------------------------------------

For both the quarter and nine months ended September 26, 1998, sales and marketing expenses decreased in absolute dollars and as a percentage of total revenues compared to the same periods in 1997. These decreases are primarily due to synergies created from the integration of Logicraft Information Systems, now doing business as Microtest Enterprise Group ("MEG"). MEG was acquired during the fourth quarter of 1996 and was not fully integrated into Microtest until the third quarter of 1997. The integration of MEG into Microtest included a significant reduction in headcount during the first and second quarters of 1997. Additionally, the Company implemented new cost control measures during the second half 1997, including the areas of sales and marketing.

                           Qtr. End                Qtr. End      Y-T-D                  Y-T-D
(in thousands)              9/26/98     Change      9/27/97     9/26/98     Change     9/27/97
-----------------------------------------------------------------------------------------------
Research & Development      $ 1,698     (8.1%)      $ 1,847     $ 5,210     (14.1%)    $ 6,067
% of Total
Revenues                      16.8%                   14.9%       16.8%                  17.1%
-----------------------------------------------------------------------------------------------

Research and development expenses decreased in absolute dollars and as a percentage of total revenues for the nine months ended September 26, 1998, but for the quarter, they increased as a percentage of total revenues compared with the same periods in 1997. The decrease stems primarily from the capitalization of software development costs during 1998 for new products. The Company capitalized approximately $947,000 and $524,000 during the nine months ended September 26, 1998 and September 27, 1997, respectively. These costs will be amortized over the life of the associated products of approximately two to four years as a charge to cost of goods sold. These amortization charges may result in lowering the Company's net income in future periods.

                             Qtr. End                Qtr. End      Y-T-D                  Y-T-D
(in thousands)                9/26/98     Change     9/27/97      9/26/98     Change     9/27/97
-------------------------------------------------------------------------------------------------
General & Administrative      $ 1,403      43.5%      $ 978       $ 3,513      12.5%     $ 3,124
% of Total
Revenues                        13.9%                  7.9%         11.4%                   8.8%
-------------------------------------------------------------------------------------------------

General and administrative expenses increased in both absolute dollars and as a percentage of total revenues for the quarter and nine months ended September 26, 1998, compared to the same periods in 1997. The increase during the third quarter of 1998 was mainly the result of an increase in accounting fees and bad debt expense as well as a restructuring of the European operations. Year over year, the increase is primarily attributable to an increase in bad debt expense as well as a restructuring of the European operations.

                       Qtr. End                Qtr. End      Y-T-D                  Y-T-D
(in thousands)          9/26/98     Change     9/27/97      9/26/98     Change     9/27/97
-------------------------------------------------------------------------------------------
Income Taxes            ($ 47)      122.9%      $ 205        $ 205      211.4%     ($ 184)
Effective Tax Rate      (13.6%)                 38.2%        15.6%                 (26.1%)
-------------------------------------------------------------------------------------------

The difference between the effective tax rate and the statutory rate is mainly attributable to foreign sales corporation tax benefits and research and development income tax credits.

                      Qtr. End               Qtr. End       Y-T-D                  Y-T-D
(in thousands)         9/26/98     Change     9/27/97      9/26/98     Change     9/27/97
------------------------------------------------------------------------------------------
Net Income/(Loss)       $ 393       18.4%      $ 332       $ 1,105     312.1%     ($ 521)
% of Total
Revenues                 3.9%                   2.7%          3.6%                 (1.5%)
------------------------------------------------------------------------------------------

Net income increased in both absolute dollars and as a percentage of total revenues for both the quarter and nine months ended September 26, 1998, as compared to the same periods of 1997. This increase is due primarily to a significant decrease in operating expenses for the quarter and nine months ended September 26, 1998 as compared with the quarter and nine months ended September 27, 1997. As discussed above, MEG was fully integrated into Microtest during the second and third quarters of 1997. The integration included a significant headcount reduction. Also, the Company's implementation of new cost control measures during 1997 aided in the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through operating cash. At September 26, 1998, the Company had cash and cash equivalents of $13.1 million. This represents a $1.5 million increase in cash equivalents during the nine months ended September 26, 1998, as compared to the same period ended September 27, 1997, due primarily to the collection of accounts receivable.

During the second quarter of 1997, the Company obtained a $10 million unsecured revolving credit facility with Bank of America, which is to be utilized for general corporate and working capital purposes. The credit facility carries an interest rate equal to Bank of America's "Reference Rate" plus 1.50%. Major covenants of the credit facility include: (i) the Company, on a consolidated basis, not incurring a net loss and operating loss in two consecutive quarters;
(ii) the Company maintaining a modified quick ratio of no less than 1.50%; (iii) the Company maintaining a Tangible Net Worth of no less than 90% of the Company's Tangible Net Worth at December 31, 1996; and (iv) the Company not permitting its total liabilities to exceed 0.75 times Tangible Net Worth. No amounts were outstanding under this credit facility and the Company was in compliance with all loan covenants at September 26, 1998.

Capital expenditures during the nine months ended September 26, 1998 were approximately $959,000, the majority of which was for computer hardware and software and leasehold improvements. The Company's capital budget for the remaining quarter of 1998 is approximately $50,000, which includes software, hardware, leasehold improvements and other of $5,000, $20,000, $20,000, and $5,000, respectively.

Management believes cash flows from operations and available cash under the credit facility will be sufficient to meet the cash needs of the Company in the foreseeable future.

YEAR 2000 ISSUES

As with other organizations, some of the Company's computer programs, as well as those of its vendors, were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all programs to be corrected and tested prior to the year 2000. The Company is also in the process of obtaining year 2000 compliance data on all of its major vendors and expects this process to be complete prior to the year 2000. To date, the Company has incurred capital expenditures of approximately $289,000 related to this project. The Company does not expect that the incremental costs of this project will have a material adverse effect on the Company's consolidated financial statements or results of operations in any future periods. All of the Company's current products and planned future releases are year 2000 compliant.

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

      Not applicable.

Item 5. - Other Information

      None

Item 6. - Exhibits and Reports on Form 8-K

      a) Exhibits

         Exhibit 99 - Private  Securities  Litigation  Reform  Act of 1995  Safe
                      Harbor Compliance Statement for Forward-Looking Statements

      b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the three months ended September 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant

Date: November 10, 1998                        /s/ Richard G. Meise
                                               ---------------------------------
                                               Richard G. Meise
                                               Chief Executive Officer and
                                               Chairman of the Board

Date: November 10, 1998                        /s/ Charles V. Mihaylo
                                               ---------------------------------
                                               Charles V. Mihaylo
                                               President and
                                               Chief Operating Officer

Date: November 10, 1998                        /s/ John J. O'Block
                                               ---------------------------------
                                               John J. O'Block
                                               Chief Financial Officer