Form 10-Q/A
period 1998-09-26
MICROTEST INC
filed 1998-11-18
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 26, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20666


                                 MICROTEST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                86-0485884
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification no.)

                   4747 N. 22nd Street, Phoenix, Arizona 85016
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)


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

                         This document contains 18 pages

                                      INDEX

                                 MICROTEST, INC.

                                                                            Page
Facing Page                                                                   1

Index                                                                         2

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                3

         Condensed Consolidated Statements of Income                          4

         Condensed Consolidated Statements of Cash Flows                      5

         Notes to Unaudited Condensed Consolidated Financial Statements     6-8

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                               9-12

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings                                                    13

Item 2 - Changes in Securities                                                13

Item 3 - Defaults Upon Senior Securities                                      13

Item 4 - Submission of Matters to a Vote of Security Holders                  13

Item 5 - Other Information                                                    13

Item 6 - Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

Exhibit 27   Financial Data Schedule                                          16

Exhibit 99 - Private Securities Litigation Reform Act of
             1995 Safe Harbor Compliance Statement for
             Forward-Looking Statements                                    17-18

PART I. FINANCIAL STATEMENTS

                                 Microtest, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                September 26,       December 31,
                                              1998 (unaudited)         1997
                                              ----------------      ------------
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $ 13,062            $ 11,547
  Accounts receivable - less allowance for
    doubtful accounts of $669 and $892,
    respectively and less returns reserve of
    $868 and $1,073, respectively                    8,272              12,083
  Inventories - less reserve for obsolescence
    of $470 and $694, respectively                   6,130               5,924
  Prepaid expenses                                   2,054               1,459
  Income taxes receivable                            2,049               2,258
  Deferred income taxes                              2,216               2,216
                                                  --------            --------
      Total current assets                          33,783              35,487

PROPERTY, PLANT AND EQUIPMENT - less
  accumulated depreciation of $7,169
  and $6,200, respectively                           3,533               3,543

INTANGIBLES AND OTHER ASSETS                         3,679               2,777

DEFERRED INCOME TAXES                                  133                 133
                                                  --------            --------

TOTAL                                             $ 41,128            $ 41,940
                                                  ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  4,120            $  4,699
  Accrued liabilities                                3,466               4,130
  Accrued payroll and employee benefits              1,164               1,017
                                                  --------            --------
      Total liabilities                              8,750               9,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized,
    15,000,000 shares; issued 8,244,237 and
    8,193,320 shares, respectively                       8                   8
  Additional paid-in capital                        32,941              32,710
  Retained earnings/(deficit)                          606                (186)
  Common stock in treasury at cost - 225,020,
    and 34,196, respectively                        (1,177)               (438)
                                                  --------            --------
       Total stockholders' equity                   32,378              32,094
                                                  --------            --------

TOTAL                                             $ 41,128            $ 41,940
                                                  ========            ========
See notes to condensed consolidated financial statements

                                 Microtest, Inc.
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except per share data)

                                       Three Months Ended           Nine Months Ended
                                  ---------------------------   ----------------------------
                                  September 26,  September 27,  September 26,  September 27,
                                      1998           1997          1998           1997

TOTAL REVENUES                      $ 10,111       $ 12,391      $ 30,951       $ 35,450

TOTAL COST OF SALES                    4,090          5,335        12,316         14,686
                                    --------       --------      --------       --------

GROSS PROFIT                           6,021          7,056        18,635         20,764

OPERATING EXPENSES:
  Sales and marketing                  2,655          3,695         8,860         12,490
  Research and development             1,698          1,847         5,210          6,067
  General and administrative           1,403            978         3,513          3,124
                                    --------       --------      --------       --------

      Total operating expenses         5,756          6,520        17,583         21,681

INCOME/(LOSS) FROM OPERATIONS            265            536         1,052           (917)

INVESTMENT INCOME                         81              1           258            212
                                    --------       --------      --------       --------

INCOME/(LOSS) BEFORE INCOME TAXES        346            537         1,310           (705)

INCOME TAX PROVISION/(BENEFIT)           (47)           205           205           (184)
                                    --------       --------      --------       --------

NET INCOME/(LOSS)                   $    393       $    332      $  1,105       $   (521)
                                    ========       ========      ========       ========
BASIC EARNINGS PER SHARE:
  NET INCOME/(LOSS) PER SHARE       $   0.05       $   0.04      $   0.14       $  (0.06)
                                    ========       ========      ========       ========
  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          8,068          8,157         8,132          8,168
                                    ========       ========      ========       ========
DILUTED EARNINGS PER SHARE:
  NET INCOME/(LOSS) PER SHARE       $   0.05       $   0.04      $   0.14       $  (0.06)
                                    ========       ========      ========       ========
  WEIGHTED AVERAGE COMMON AND
  EQUIVALENT SHARES OUTSTANDING        8,068          8,297         8,132          8,257
                                    ========       ========      ========       ========

See notes to condensed consolidated financial statements

                                 Microtest, Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                         Nine Months Ended
                                                    ----------------------------
                                                    September 26,  September 27,
                                                        1998           1997
                                                    -------------  -------------
OPERATING ACTIVITIES:
 Net income/(loss)                                    $  1,105       $   (521)
 Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in) operating
  activities:
    Depreciation and amortization                          897          1,491
    Changes in operating assets and liabilities:
      Accounts receivable                                3,811          3,964
      Inventories                                         (206)          (773)
      Prepaid expenses and other assets                 (1,425)        (1,139)
      Accounts payable                                    (579)        (2,552)
      Accrued liabilities                                 (664)        (1,982)
      Accrued payroll and employee benefits                147           (146)
      Income taxes receivable                              209           (504)
                                                      --------       --------

Net cash provided by/(used in) operating activities      3,295         (2,162)

INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements       (959)          (570)
                                                      --------       --------

Net cash used in investing activities                     (959)          (570)

FINANCING ACTIVITIES:
  Purchase of treasury stock                            (1,177)            --
  Proceeds from sale of common stock and
    treasury stock                                         356            151
                                                      --------       --------

Net cash (used in)/provided by financing activities       (821)           151
                                                      --------       --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS         1,515         (2,581)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          11,547         10,282
                                                      --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 13,062       $  7,701
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

2.   COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments due under the Company's office operating leases are as follows:
                                                      (Amounts in
                                                       Thousands)
                                                       ----------
      1998                                              $   276
      1999                                                1,164
      2000                                                  897
      2001                                                  144
                                                        -------
      Total minimum rental payments                     $ 2,481
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

3.   EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, the following presents the computation of basic and diluted earnings per share:

                            Basic Earnings Per Share

                                        Three Months Ended             Nine Months Ended
                                   ---------------------------   ----------------------------
                                   September 26,  September 27,  September 26,  September 27,
                                       1998           1997          1998            1997
                                   -------------  -------------  -------------  -------------
Net income/(loss)                     $  393        $  332          $1,105         $ (521)
                                      ======        ======          ======         ======
Weighted average shares of
  common stock outstanding - basic     8,068         8,157           8,132          8,168
                                      ======        ======          ======         ======

Basic income/(loss) per share         $ 0.05        $ 0.04          $ 0.14         $(0.06)
                                      ======        ======          ======         ======

                           Diluted Earnings Per Share

                                        Three Months Ended             Nine Months Ended
                                   ---------------------------   ----------------------------
                                   September 26,  September 27,  September 26,  September 27,
                                       1998          1997            1998           1997
                                   -------------  -------------  -------------  -------------
Net income/(loss)                     $  393        $  332          $1,105         $ (521)
                                      ======        ======          ======         ======
Weighted average shares of
  common stock outstanding             8,068         8,157           8,132          8,168
Add: dilutive potential of
  common shares                           --           140              --             89
                                      ------        ------          ------         ------
Weighted average shares of
  common stock outstanding - dilutive  8,068         8,297           8,132          8,257
                                      ======        ======          ======         ======
Dilutive income/(loss) per share      $ 0.05        $ 0.04          $ 0.14         $(0.06)
                                      ======        ======          ======         ======

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

RESULTS OF OPERATIONS

                Qtr. End            Qtr. End   Y-T-D               Y-T-D
(in thousands)   9/26/98   Change   9/27/97   9/26/98   Change    9/27/97
-------------------------------------------------------------------------
Total Revenues   $10,111   (18.4%)  $12,391   $30,951   (12.7%)   $35,450
-------------------------------------------------------------------------

During both the quarter and nine months ended September 26, 1998, total revenues decreased compared to the quarter and nine months ended September 27, 1997. A major contributing factor to the decline is the Company's recent decision to withdraw from the low-margin tower business which has not yet been offset by sales of new higher-margin DiscPort 2, DiscPort VT and DiscZerver products.

                 Qtr. End           Qtr. End   Y-T-D               Y-T-D
(in thousands)   9/26/98   Change    9/27/97  9/26/98   Change    9/27/97
-------------------------------------------------------------------------
Gross Profit     $6,021   (14.7%)    $7,056   $18,635   (10.3%)   $20,764

% of Total
Revenues            59.5%              56.9%     60.2%               58.6%
-------------------------------------------------------------------------

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

                   Qtr. End           Qtr. End    Y-T-D              Y-T-D
(in thousands)      9/26/98   Change  9/27/97    9/26/98   Change   9/27/97
---------------------------------------------------------------------------
Sales & Marketing   $2,655   (28.1%)  $3,695    $8,860    (29.1%)  $12,490

% of Total
Revenues              26.3%             29.8%     28.6%              35.2%
---------------------------------------------------------------------------

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

                Qtr. End            Qtr. End    Y-T-D              Y-T-D
(in thousands)   9/26/98   Change   9/27/97    9/26/98   Change   9/27/97
---------------------------------------------------------------------------
Research &
Development      $1,698    (8.1%)   $1,847     $5,210   (14.1%)   $6,067

% of Total
Revenues           16.8%              14.9%      16.8%              17.1%
---------------------------------------------------------------------------

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

                  Qtr. End           Qtr. End   Y-T-D            Y-T-D
(in thousands)     9/26/98   Change  9/27/97   9/26/98  Change  9/27/97
---------------------------------------------------------------------------
General &
Administrative     $1,403    43.5%     $978    $3,513    12.5%   $3,124

% of Total
Revenues             13.9%              7.9%     11.4%              8.8%
---------------------------------------------------------------------------

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

                     Qtr. End           Qtr. End   Y-T-D              Y-T-D
(in thousands)        9/26/98  Change   9/27/97   9/26/98   Change   9/27/97
-----------------------------------------------------------------------------
Income Taxes          $ (47)   122.9%     $205     $205     211.4%   $ (184)

Effective Tax Rate    (13.6%)             38.2%    15.6%              (26.1%)
-----------------------------------------------------------------------------

The difference between the effective tax rate and the statutory rate is mainly attributable to foreign sales corporation tax benefits and research and development income tax credits.

                   Qtr. End           Qtr. End    Y-T-D              Y-T-D
(in thousands)      9/26/98   Change  9/27/97    9/26/98   Change   9/27/97
----------------------------------------------------------------------------
Net Income/(Loss)    $393     18.4%    $ 332     $1,105    312.1%    $(521)

% of Total
Revenues              3.9%               2.7%       3.6%              (1.5%)
----------------------------------------------------------------------------

Net income increased in both absolute dollars and as a percentage of total revenues for both the quarter and nine months ended September 26, 1998 as compared to the same periods of 1997. This increase is due primarily to a significant decrease in operating expenses for the quarter and nine months ended September 26, 1998 as compared with the quarter and nine months ended September 27, 1997. As discussed above, MEG was fully integrated into Microtest during the second and third quarters of 1997. The integration included a significant headcount reduction. Also, the Company's implementation of new cost control measures during 1997 aided in the decrease in operating expenses.

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

YEAR 2000 ISSUES

Like many other organizations, the year 2000 computer issue creates risks for the Company. Many computer systems were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates during or after the year 2000. To address these year 2000 issues, the Company has initiated a comprehensive assessment and remediation program to resolve any year 2000 issues with respect to its information technology ("IT") systems, its non-IT systems, and the systems of third parties with which it has a material relationship.

With respect to its IT systems, the Company has completed the assessment phase of its program. The Company's current IT systems which were determined not to be compliant have entered the remediation phase during which the Company will either replace or otherwise remedy such systems. The remediation phase for IT systems is expected to be completed by June 30, 1999. Some minor systems may be converted later in 1999.

In reference to its non-IT systems, the Company's building management has provided the Company with a complete list of vendors indicating compliance. The current telephone system will be compliant by the end of the first quarter of 1999. Long distance and local telephone service are compliant.

We believe that non-compliant systems related to our top suppliers would present the greatest risk to the Company. Questionnaires have been sent to those suppliers and they have stated that they are compliant or expect compliance by the end of 1999.

Concurrent with the remediation of our systems and evaluation of third party systems, the Company is developing remediation plans to mitigate the risks that could occur in the event of disruption due to non-compliant systems. Contingency plans may include looking for alternative suppliers, increasing inventory levels, or other actions deemed prudent. It is expected that assessment, remediation and contingency planning activities will be on going throughout 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues. Estimated costs associated with developing and implementing contingency measures are not currently estimable.

All of the Company's current products and planned future releases, with minor exception, are year 2000 compliant. Registered customers have been notified of non-compliant products and any available upgrade. This information was also made available on the Company's Web site as of June 1998.

To date, the Company has incurred capital expenditures of approximately $289,000 related to this project and expects that the total cost will not exceed $750,000. The Company does not expect that the incremental costs of this project will have a material adverse effect on the Company's consolidated financial statements or results of operations in any future periods.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The Company is from time to time involved in legal proceedings of a character normally incident to its business, including various claims and pending actions against the Company seeking damages.

     The Company is a defendant in an action in the Maricopa County Superior Court in and for the State of Arizona entitled Chauncey Stephen Brambach et al.
v. Microtest, Inc., Case No. CV 94-18966. In July 1996, summary judgment was entered in favor of the Company. In December 1997, summary judgment was overturned at the appellate level. Mr. Brambach is a former employee of the Company who claims that the Company breached a cost-of-living adjustment provision under his employment agreement with the Company. The Company has vigorously defended this claim and does not believe that it will have a material adverse effect on the Company.

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

               Exhibit 27 - Financial Data Schedule

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

                                 MICROTEST, INC.
                                 ---------------
                                   Registrant



Date: November 10, 1998                              /s/ Richard G. Meise
                                                     ---------------------------
                                                     Richard G. Meise
                                                     Chief Executive Officer and
                                                     Chairman of the Board



Date: November 10, 1998                              /s/ Charles V. Mihaylo
                                                     ---------------------------
                                                     Charles V. Mihaylo
                                                     President and
                                                     Chief Operating Officer


Date: November 10, 1998                              /s/ John J. O'Block
                                                     ---------------------------
                                                     John J. O'Block
                                                     Chief Financial Officer