Form 10-K405
period 1998-12-31
MICROTEST INC
filed 1999-04-01
CIK 891920

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 0 - 20666

                                 MICROTEST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              86-0485884
----------------------------                              ----------------------
(State or other jurisdiction                                  (IRS employer
    of Incorporation)                                     identification number)

                 4747 North 22nd Street, Phoenix, Arizona 85016
                                 (602) 952-6400
          -------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value                             Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $18,909,592 based on the closing sale price as reported by the Nasdaq National Market on March 22, 1999.

     The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 22, 1999 was 8,289,136 shares of Common Stock ($.001 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Materials from the Registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.
================================================================================

                                TABLE OF CONTENTS


PART I.......................................................................  3

   ITEM 1   BUSINESS.........................................................  3
   ITEM 2   PROPERTIES....................................................... 15
   ITEM 3   LEGAL PROCEEDINGS................................................ 15
   ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 15

PART II...................................................................... 16

   ITEM 5   MARKET FOR THE COMPANY'S COMMON EQUITY SECURITIES AND
            RELATED SHAREHOLDER MATTERS...................................... 16
   ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA............................. 17
   ITEM 7   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................ 19
   ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 28
   ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 28
   ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 48

PART III..................................................................... 48

   ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.................. 48
   ITEM 11  EXECUTIVE COMPENSATION........................................... 48
   ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 48
   ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 48

PART IV...................................................................... 49

   ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K...................................................... 49

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Microtest, Inc. ("Microtest" or the "Company") develops, markets and supports products that make it easier to use, manage and service Local Area Networks ("LANs"). Founded in 1984, Microtest has become a leading producer of network management and network connectivity products that are designed to simplify complex tasks in the networked workplace.

         Microtest's Network Management Product ("NMP") line of handheld certification and troubleshooting tools are used in the installation and operation of networks. The handheld scanners quickly certify whether network cabling will support the proposed network infrastructure, monitor network activity when the network is in use, pinpoint cable problems when they arise, and provide documentation of the network infrastructure. Products in this line operate across multiple cable types and network management systems. The Company's NMP products cost effectively increase network productivity and reliability by reducing network downtime.

         In June 1998, Microtest introduced OMNIScannerTM to its line of NMP products. OMNIScanner is the world's first digital certification tool for Category 5E and Category 6 cabling. OMNIScanner has proprietary frequency domain digital signal processing technology, which provides a dynamic range similar to a laboratory network analyzer. OMNIScanner was also the first field tester capable of testing Category 7 cabling and the first to make equal level far end crosstalk measurements, a requirement for Gigabit Ethernet cabling certification. This is a time of rapid change in the cabling industry. Every major cabling standard is undergoing revision to incorporate new measurements, new higher bandwidth, and higher levels of performance. The Company believes these changes in cabling standards are creating a replacement market for field testers, since the new requirements may make the vast majority of network products installed prior to 1998 obsolete. The OMNIScanner provides a strong stable platform upon which the Company can build additional software and hardware options to generate revenues.

         Microtest's Network Connectivity Product ("NCP") line consists of a family of thin-server appliances and server products that allow users to easily share information on a variety of peripheral devices, including CD, DVD, and CD-R drives. Microtest's connectivity products enable organizations to develop, store, manage, and access information and knowledge bases with ease. Microtest's DiscPort(R) and ZerverTM brands of products include CD/DVD-ROM thin servers, CD publishing systems, Internet appliances and enterprise servers that let organizations access information instantly with point-and-click ease.

         In 1998, Microtest introduced DiscZerverTM to its line of NCP products. DiscZerver is a high performance workgroup/department CD/DVD server appliance employing unique CD/DVD image caching technology that increases network access performance while greatly reducing network access costs for shared CD/DVD applications. The DiscZerver joins the WebZerverTM workgroup intranet appliance in extending the Company's growing line of Zerver network appliances.

         MICROTEST IS A DELAWARE CORPORATION, ITS PRINCIPAL EXECUTIVE OFFICES ARE LOCATED AT 4747 N. 22ND STREET, PHOENIX, ARIZONA 85016, AND ITS TELEPHONE NUMBER IS (602) 952-6400.

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," AND "PROJECT," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. SUCH FORWARD-LOOKING STATEMENTS ARE WITHIN THE MEANING OF THAT TERM IN SECTION 27A OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS MAY INCLUDE, BUT NOT BE LIMITED TO, PROJECTIONS OF REVENUES, INCOME OR LOSS, CAPITAL EXPENDITURES, PLANS FOR FUTURE OPERATIONS,
FINANCING NEEDS OR PLANS, THE IMPACT OF INFLATION, YEAR 2000 ISSUES AND PLANS RELATING TO PRODUCTS OR SERVICES OF THE COMPANY, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

         FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED. FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD-LOOKING STATEMENTS. STATEMENTS IN THIS ANNUAL
REPORT, INCLUDING THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. ADDITIONAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THIS "BUSINESS" SECTION AND IN THE "MARKET FOR THE COMPANY'S EQUITY SECURITIES AND RELATED SHAREHOLDER MATTERS" SECTION IN THIS REPORT.

INDUSTRY BACKGROUND

         The computer networking industry, which includes local area networking, enterprise networking, intranets and the Internet continues to grow at a rapid rate. Recent Dataquest projections indicate compound growth rates in the networking market will exceed 20% in the near-term.

         The world's dependence on networks creates increasing pressure for improved network performance and reliability, starting at the point of cable installation. As more demands are placed on the network, products that maintain and enhance the performance and integrity of the network and that ensure network compliance with continuously changing U.S. and international standards and technologies will become more important. This will likely result in greater dependence upon and increased reliability requirements for these network products. To offset growing complexities in networking, the products used to maintain the networks will need to be easy to use, install, manage and own.

         Each year, there are new standards, new protocols, faster data requirements, enhanced operating systems, better data storage options, new peripheral hardware, more advanced topologies and signaling options, and additional cabling options. In particular, 1998 saw significant progress towards new standards for Category 5E and Category 6 cabling. Support of these standards requires higher bandwidth (250 MHz), higher dynamic range and new measurements (return loss, power sum near end crosstalk ("NEXT"), equal level far end crosstalk and power sum equal level far end crosstalk). Furthermore, draft Gigabit Ethernet cabling standards require test capabilities not available in the vast majority of existing field test equipment. Many networks incorporate a variety of different technologies and it is this trend toward complexity that is creating demand for products that manage network assets. Many of these standards are in development and it is uncertain when each will become finalized.

         Organizations of all sizes continue to migrate mission-critical operations and information to their networks, making the work environment more dependent on the network's ability to have multiple users share information efficiently. The move toward intranets for information capture and distribution has also gained momentum. This growing dependence on networking has caused increasing demand for products and technologies that maximize device and information sharing capabilities.

         CD-ROM remains the mass information storage medium of choice because of its low cost and easy access via network CD-ROM servers. As the cost of CD-Recordable drives continue to fall, more organizations may utilize this storage medium as a viable alternative to other, more expensive memory options.

MARKET FOR THE COMPANY'S PRODUCTS

         NETWORK MANAGEMENT PRODUCTS. The advancements of equipment and technologies enabling high-speed data transmission over twisted-pair and fiber optic wiring continue to increase in number and complexity. Ensuring that existing or newly installed wiring can handle these high data speeds is a critical step in minimizing network downtime, lost productivity and data transmission problems. NCP service providers and systems integrators worldwide use Microtest's NMP products to perform the critical certification functions for modern twisted-pair networking systems and legacy cabling. Newer products, such as the Company's CertiFiber, perform similar certification functions for fiber optic cabling. Once the network cabling is installed and the network is running, management software products continue to help users troubleshoot network problems with speed and accuracy minimizing network downtime and increasing user productivity.

         NETWORK CONNECTIVITY PRODUCTS. Microtest's NCP products address the challenges associated with managing devices and sharing large amounts of information within workgroups or enterprises. Network administrators, librarians and information resource professionals in all kinds of organizations such as law firms, educational institutions, libraries and research facilities are some of the target markets for Microtest's NCP line. CD-ROM is the information storage medium of choice and, according to Frost & Sullivan, unit shipments of CD-ROM networking products are being driven by increases in the amount of content available on CD and DVD. Microtest's CD-ROM networking products are designed to increase the ease of connecting network users to the content stored on CD-ROMs and DVD-ROMs. Newer NCP product offerings have also enabled network users to utilize newer popular storage devices and media, such as JazTM and ZipTM drives. The core technologies of the Company's NCP products have broadened to expand beyond the scope of CD devices, to encompass these newer popular media types, as well as the Internet and intranets.

         According to Forrester Research, companies will migrate to full service intranets for: (1) making easier connections with the outside world, (2) standardizing multiple competing suppliers, and (3) lowering costs. This market is growing rapidly. In a study conducted for the American Management Association, Tierney & Partners indicated that 36% of all companies have an intranet for inter-organizational communications. The report predicted this figure would grow to 68% by 1999. Core technologies of the Company's NCP products have proven to be extensible and adaptable to target these newer market opportunities.

COMPANY STRATEGY

         The Microtest strategy is to make computer and telecommunications networks easier to use and mission-critical information easier to share. The Company provides a variety of easy-to-use hand held products and network attachable hardware and software products, all designed to address complex network management problems. To effectively serve its customers, the Company relies on developing fully integrated solutions, optimizing established distribution channels and expanding technological and software content across all product ranges.

         DEVELOPING FULLY INTEGRATED SOLUTIONS. Microtest develops integrated, intuitive hand-held and "plug and play" solutions that can be quickly and easily used to certify networks or be used on networks in everyday use. The Company's products are designed to be marketed and sold as complete solutions that eliminate common network problems experienced by users. For example, in 1998 the Company introduced OMNIScanner, the industry's first Category 6 cable certification tool and Discport VT, the successor product to its successful DiscPort product line that offers fast, efficient tower-like capability packaged in a small space.

         OPTIMIZING ESTABLISHED DISTRIBUTION CHANNELS. The Company's worldwide indirect sales channels allow it to reach a broad base of customers efficiently. Products are sold through a worldwide network of distributors, manufacturers' representative organizations, and value-added resellers that market PC-related hardware and software products. Microtest also employs Major Account sales representatives who develop opportunities with enterprise customers for fulfillment through channel partners.

         EXPAND SOFTWARE CONTENT. The Company continues to expand the amount of software in its products to enable it to meet market demands for greater functionality and easier adaptation. Increasing software content in integrated products, while releasing new software products and software upgrades, continues to be a part of Microtest's strategy.

PRODUCTS

         Microtest is a leading supplier of computer network certification and management products, an industry segment the Company created through its patented cable radar technology. The Company's handheld cable test tools quickly pinpoint cable problems, certify whether network cabling will support a proposed network system, and monitor network activity. They operate across multiple cable types and network management systems and cost effectively increase network productivity and reliability by reducing network downtime. Sales of network management products accounted for 64%, 56% and 59% of the Company's total revenues in 1998, 1997 and 1996, respectively. In addition, the Company offers a line of LAN connectivity products that allow users to easily share information on a variety of peripheral devices, including CD-ROMS.

         The Company currently derives substantially all of its revenues from its OMNIScanner, PentaScanner, Zerver and DiscPort products. Any decrease in revenues of OMNIScanner, PentaScanner, Zerver or DiscPort products would have a material adverse effect on the Company's business, financial condition and operating results.

         NETWORK MANAGEMENT PRODUCTS. Cable installers and information system administrators use Microtest's NMP products to instantly pinpoint physical cabling problems, which can be a primary cause of network downtime. The Company designs tools with easy-to-use keypads for entering commands and LCD screens for displaying results. The Company's NMP products handle the various types of networks and cables and certify that cable installations will meet the link performance requirements as well as major industry standards, such as those issued by the International Standards Organization ("ISO"), Comite European de

Normalisation Electrotechnique ("CENELEC"), Telecommunications Industry Association ("TIA") and Electronics Industry Association ("EIA"). Microtest's test and measurement products utilize a variety of technologies, including Time Domain Reflectometry ("TDR"), Digital Signal Processing, proprietary ASICs developed by Microtest, RF signaling technology, as well as Microtest's knowledge base in making cable measurements. These technologies and know-how are incorporated into intuitive, easy-to-use, hand-held scanners that allow cabling and network professionals to use these powerful technological tools with little or no training.

         The following table provides a partial listing of current products in the NMP line:

                           NETWORK MANAGEMENT PRODUCTS

CABLE CERTIFICATION TOOLS                         NETWORK TROUBLESHOOTING TOOLS
-------------------------                         -----------------------------
OMNIScannerTM                                     MICROSCANNERTM
PentaScanner+TM                                   NetWare(R)COMPASTM
PentaScannerTM 350                                NT COMPASTM Module
CertiFiberTM                                      Internet COMPASTM Module
MTCrimpTM                                         Fiber Solution Kit

         OMNIScanner is capable of certifying all cabling classes from Category 3 - 6 up to 300 MHz, an industry first. It is also the only field tester capable of making accurate measurements on Category 7 cabling. OMNIScanner has significantly raised the bar for competitive products. Seven months after its introduction there is still no competitive product available that can match its capabilities. OMNIScanner with ScanlinkTM provides a powerful combination of high bandwidth certification and cable management software. Installers who are testing to the draft Category 5E and Category 6 standards are moving to OMNIScanner because pre-existing field testers are incapable of making the demanding measurements that these new standards require. Evaluations of the OMNIScanner from industry experts as well as independent laboratory analyses indicate the OMNIScanner accurately meets, and even surpasses, all of the new requirements. As the rate of these new cabling technologies, such as Category 5E and Category 6 increases, so will the demand for additional products such as OMNIScanner.

         PentaScanner+, with 2-Way Injector+, has been Microtest's most popular cable management system and is capable of certifying cable links to 100 MHz performance specifications. PentaScanner+ offers professional cable installers, service providers and network administrators an easy-to-use, hand-held solution for installing, managing and troubleshooting Category 5 and ISO Class D cabling systems. The 2-Way Injector+ is an accessory to the PentaScanner+ that measures Near-End Crosstalk ("NEXT") and Attenuation-to-Crosstalk Ratio (ACR) from both ends of the installed network cable link which saves installation test time. This product enables cable installers to purchase a hand-held tool that provides cable-testing accuracy indistinguishable from a network analyzer.

         PentaScanner 350 includes all of the Technical Service Bulletin ("TSB") 67 Level II functionality and accuracy of PentaScanner+ and is the only Category 5 tester with Performance Grading. Performance Grading measures and rates the quality of high-performance links by analyzing the available headroom at 100 MHz and offers a variety of qualitative performance grading data, not just a pass/fail test result. PentaScanner 350 also shows the available headroom for future growth of the LAN. Using PentaScanner 350 ensures a highly reliable cable installation that will meet future performance requirements without costly rewiring.

         CertiFiber, introduced in late 1997, is the first fiber optic certification scanner available today that certifies fiber installations to TIA, ISO, and other industry specifications. CertiFiber enables fiber optic cable installers, electrical contractors, field service contractors and computer network administrators to certify fiber optic cable quickly and accurately. CertiFiber features a one-button Autotest that provides pass/fail results instantly. Users specify the required fiber standard (such as TIA 568A or ISO1108) and the number of splices and connectors on a segment and, within seconds, CertiFiber displays a pass/fail result based on length, propagation delay and bi-directional dual wavelength loss measurements for 850nm and 1300nm. CertiFiber is the only dedicated fiber optic tester that can perform all these measurements critical to determining the Optical Link Budget.

         MICROSCANNER is an entry-level scanner that quickly provides extensive cable information, combining length and wiring connections (wiremap) functions. It is a low cost scanner and easily confirms continuity, wiremap, and cable fault locations. MICROSCANNER is the ideal tool for performing a fast, all-in-one twisted-pair cable check. Small enough to fit in the palm of a hand, MICROSCANNER quickly verifies cabling by combining the length measurement, using TDR technology, with wiremap. MICROSCANNER saves time and money by locating faults and identifying the sources of cabling problems.

         In addition, Microtest offers MT CRIMP software enhancements for its scanners that provide easy-to-use methods for storing, retrieving and managing network test results and cabling information. These enhancements and upgrades include additional test functionality, customized test suites and expanded native language support and communication capabilities to external equipment and databases. The Company also sells accessories that complement the functions performed by its scanners.

         COMPAS is a network troubleshooting tool designed for IT administrators, network technicians and third-party service providers who are tasked with solving common, everyday problems on Ethernet networks. COMPAS combines the best features of cable testers, protocol analyzers, network diagnostic utilities and asynchronous data communications testers into a hand-held, portable tool. Users select the network problem from a simple menu and COMPAS performs a series of tests designed to identify the cause of the problem. COMPAS comes with three diagnostic modules: Internet/IP, Netware and NT.

         The Internet COMPAS module allows the user to easily isolate incorrectly configured hosts and determine whether the problem is a faulty router on the company intranet or on the Internet at large. This simple diagnosis can save many hours of labor in troubleshooting the problem. Internet COMPAS performs tests such as Duplicate IP address detection, IP PING, IP host summary list and detail and Internet Control Message Protocol ("ICMP") monitoring and trace route. Also included is Domain Name System ("DNS") support for simplified troubleshooting and DHCP support for automatic configuration.

         The Netware COMPAS module diagnoses problems inside NetWare. It also troubleshoots Ethernet cabling, protocol and serial link problems. COMPAS' unique NetTapTM feature lets users plug in COMPAS between any network node and the hubs to monitor traffic or test the network.

         The NT COMPAS module provides information about Windows NT(TM) networks in seconds. Users add the module to their COMPAS and see the domains and hosts on their NT networks. NT COMPAS supports IP, NetBeui, and IPX protocols and configures itself from a DHCP server. The Internet COMPAS module for COMPAS troubleshoots Internet and intranet connections quickly and easily.

         NETWORK CONNECTIVITY PRODUCTS. Microtest's NCP product line enables organizations to create, access, share and store large amounts of information easily. Many of the products in this line focus on CD-ROM/DVD-ROM technology because it is still the most cost effective and efficient medium for mass data storage and retrieval. Workgroups or entire organizations requiring instant access to mission critical information, reference information, research data and even multimedia files can use CD-ROM as the storage medium and Microtest connectivity products for instant access and retrieval. These products enable network users to access and share information, such as customer databases, legal briefs, medical records, library reference volumes, research data, photo images and even sound bytes across a network.

         In 1997,  Microtest  advanced its mini-server  expertise  beyond CD-ROM local networking toward Internet and intranet technologies and markets. Continued success in this product line will require Microtest to enhance its existing products, expand products into product lines and introduce new products rapidly. To facilitate new and continuing product development, Company personnel work directly with customers, distribution channels and leaders in other network industry segments to identify market needs and define appropriate product specifications.

         The following table provides a partial overview of current products in the NCP line:

                          NETWORK CONNECTIVITY PRODUCTS

WORKGROUP MINI-THIN SERVERS    ENTERPRISE SOFTWARE        ENTERPRISE SYSTEMS
---------------------------    -------------------        ------------------
DiscZerverTM                   DiscPort(R) Executive for  DiscPort(R) Enterprise
DiscPort(R), DiscPort(R) PRO   Windows NTTM               Server (Tower)
DiscPort(R) XL                 DiscPort(R) Executive for  DiscPort(R) Enterprise
WebZerverTM                    intraNetWare               Server (Rack)

         Microtest's primary NCP brands are Zerver and DiscPort. These product lines include workgroup thin servers or appliances, software and enterprise systems. These products integrate anywhere on a network and allow for the instantaneous sharing of CD-ROMs, DVD-ROMs and CD-Rs (CD-Recordables).

         For larger enterprise applications, Microtest's DiscPort Executive software and DiscPort Enterprise Servers, available in rack and tower configurations, allow enterprises to share hundreds of CD-ROM titles with point-and-click simplicity. These fully integrated solutions include a CPU running DiscPort Executive software and up to sixty-three high-speed drives. Its graphical user interface makes managing CD-ROM resources easy, and users can browse and access CD-ROM resources from their desktop or their intranet browser. These servers are designed for enterprises with many users who need to access mission critical information resources on CD-ROM. Microtest also enables integrators to build their own enterprise servers by offering DiscPort Executive software separate from the hardware. The software is available in intraNetWare and Windows NT versions.

         With the acquisition of Logicraft Information Systems in 1996, (now doing business as Microtest Enterprise Group ("MEG" or "Logicraft") Microtest acquired several additional technologies including Virtual CD, which allow users to access CD-ROM information at unprecedented speed by imaging, compressing and downloading CD-ROM data to the user's hard drive for faster retrieval. Virtual CD is now available as private labeled retail software through a number of key publishing partners worldwide.

         In 1997, Microtest expanded its line of thin servers with WebZerver. WebZerver helps users implement intranet workgroup sites across organizations for collaborative document sharing and threaded discussions. Should the need arise to provide access to other databases through the intranet, however, users can quickly and easily attach external storage CD, DVD, Hard Disk, Jaz or Zip drives.

         In 1998, Microtest added DiscZerver to its line of NCP products. The DiscZerver is a unique CD/DVD image-caching appliance that affords high performance data access to CD/DVD-based information while reducing costs for such systems substantially over non-caching devices. DiscZerver is now available through a number of Network Attached Storage ("NAS") vendors worldwide. A unique embodiment of the DiscZerver is the DiscZerver VT which uses DiscZerver technology to craft a virtual tower of CD/DVD-ROMs in a small, low cost, easily installed and managed package.

SALES, DISTRIBUTION AND CUSTOMERS

         SALES. The Company's sales, marketing and distribution strategy is to use a multiple channel, worldwide distribution network. The network includes distributors, value added resellers ("VARs") and dealers, manufacturer's representatives as well as selected original equipment manufacturers ("OEMs") and licensees. The Company's sales organization manages the activities of these distribution channels, directs sales leads to these distribution channels and responds to sales calls from distributors, resellers, dealers and end users. In addition, the Company has a telesales department that assists the sales efforts of its sales representatives.

         DISTRIBUTION NETWORK. The Company sells its products through an established worldwide network of distributors, VARs and dealers that market PC-related hardware and software products. The Company focuses a significant amount of its sales and marketing resources on its distribution channel, providing ongoing communication and support to channel participants. Distribution network support programs include:

     *    ads in trade magazines
     *    regular mailings of product, promotional and technical materials
     *    participation in industry trade shows
     *    incentive programs for distributors, VAR and dealer sales personnel
     *    cooperative marketing programs

         A dedicated sales force manages and supports the Company's distributors, VARs and dealers. The Company provides technical and sales product training to all of its distributors and dealers, who in turn provide technical and sales training to their customers who purchase Microtest products. Microtest also provides a strong set of VAR professional service offerings that include installation services, installation planning and pre-sale site planning.

         North American sales accounted for approximately 68%, 72% and 71% of the Company's total revenues in 1998, 1997 and 1996, respectively. The Company's United States distributors include national distributors, cable and wire distributors, and catalog merchandisers.

         In 1998, the Company signed an agreement with Progressive Electronics of Tempe, Arizona whereby Progressive Electronics would become an OEM supplier of the Microtest MicroScanner. The Company considers OEM suppliers an excellent distribution vehicle and will consider similar opportunities in the future.

         To address international markets, the Company has developed relationships with distributors throughout Europe. The Company supports its European distributors through offices located in the United Kingdom and Germany. In addition, the Company has developed relationships with distributors located in Canada, Mexico, Central and South America and the Pacific Rim. All international sales are denominated in United States dollars. Revenues outside of North America accounted for 32%, 28% and 29% of the Company's total revenues in 1998, 1997 and 1996, respectively.

         CUSTOMERS. The primary target market for the Company's products include local area network ("LAN") management personnel, LAN installers, field service personnel, resellers and technical end users with departmental applications. The Company's end user customers span a broad range of industries that utilize LANs, including technology, industrial, transportation, retail, health care, financial services, government and education. As summarized in the Notes to the Consolidated Financial Statements, major customers each accounting for more than 10% of total revenue in 1998, 1997 or 1996 were Tech Data Corporation, Ingram Micro Inc., and Graybar Electric Company, Inc. The Company maintains a customer support organization in both North America and Europe to answer customer questions concerning the use of the Company's products.

PRODUCT DEVELOPMENT

         The Company believes that its continued success will depend upon its ability to enhance its existing products, expand products into product lines, introduce new products on a timely basis, and continue to develop technology that can be incorporated into commercially viable products addressing the demands of the networking industry. To facilitate new and continuing product development, Company personnel work directly with customers, distribution channels, and leaders in other network industry segments to identify market needs and define appropriate product specifications. Microtest employees participate in numerous professional groups and technical committees including the following:

     *    Institute  of  Electrical  &  Electronic   Engineers   ("IEEE")  802.3
          committee
     *    Comite European de Normalisation Electrotechnique (CENELEC),
     *    ISO, International Electro-technical Commission ("IEC"),
     *    Certified  Network  Expert  ("CNX")  Technical   Advisory  Board,  TIA
          TR41.8.1
     *    Building Industry Consulting Services International ("BICSI").

         The Company believes that tracking developments in the latest high-speed technologies, like Integrated Service Digital Network ("ISDN"), Asymmetric Digital Subscriber Line ("ADSL"), Very High Speed Digital Subscriber Line ("VDSL"), Gigabit Ethernet, and Asynchronous Transfer Mode ("ATM"), will facilitate the development of products supporting the networks of the future.

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

ACQUISITIONS

         In recent years, the Company has strategically acquired network connectivity product offerings. In December 1996, the Company completed the acquisition of Logicraft Information Systems, Inc., a leading developer and manufacturer of enterprise CD-ROM networking systems. Subsequent to the acquisition, Logicraft was renamed Microtest Enterprise Group. The Company acquired all of the capital stock of Logicraft for approximately $12.5 million and assumed certain Logicraft liabilities totaling approximately $4.5 million, which were paid off immediately after the closing. As a result of the allocation of the purchase price, the Company recorded an expense of $15.7 million in the fourth quarter of 1996 to record purchased in-process research and development relating to products for which technological feasibility had not been established and for which no alternative future use existed. Microtest acquired Logicraft to give it broader reach throughout the entire CD-networking spectrum, most notably at the enterprise and NT levels.

         The Company intends to continue to evaluate acquisition opportunities as they are presented from time to time. The Company may face competition from other suppliers or manufacturers of network hardware or software products or other third parties for acquisition opportunities as they become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company's operations, particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company's management from other business and the potential loss of customers, key employees and suppliers of the acquired company, all of which could have a material adverse effect on the Company's business and operating results.

MANUFACTURING

         The Company is dependent on a small number of third-party vendors for the manufacturing of all of the Company's products. Whenever possible these manufacturers are ISO 9000 certified. All are required to achieve approval via the Company's formal supplier evaluation process. The Company's internal operations consist of supplier management, quality assurance, final product configuration and packaging and order consolidation and fulfillment. The Company retains a skilled, permanent, core workforce, utilizing temporary employees to accommodate workload fluctuations.

         In 1998, the Company expanded its warehousing operation in the United Kingdom to better service the European market. The Company maintains authorized customer service centers in Phoenix, Arizona, the United Kingdom and Japan.

ISO 9001 COMPLIANCE

         In October 1997, as part of its commitment to customer satisfaction and continuous improvement, the Company formally implemented a Quality Management System. In July 1998, that system was certified by an accredited independent auditor to be in compliance with ISO 9001 standards. These standards provide for the control and improvement of development, operational and business processes. The Company is required to demonstrate continued compliance by collection and review of objective evidence thereof and by subjection to routine independent audits.

SUPPLIES

         Certain components used in the Company's products are presently available from or supplied by only one source and others are available from limited sources. Although the Company does not have long-term supply contracts with any of its component suppliers, to date it has been able to obtain supplies of components and products in a timely manner. However, in the event that certain of its suppliers or contractors were to experience financial or other difficulties that resulted in a reduction or interruption in supply to the Company, the Company's results of operations would be adversely affected until the Company established alternate sources.

BACKLOG

         Historically the Company has not maintained significant backlog because it fills substantially all of its orders within 30 days after receipt of a firm purchase order. The Company does not believe that backlog is a reliable long-term indicator of future sales or earnings.

COMPETITION

         The market for networking products is extremely fast moving and competitive, and competition in the Company's market segment is continually increasing. Rapid technological advances and emerging industry standards can quickly change competitive conditions. This often requires frequent new product introductions, added product features and rapid improvements in the relative price or performance of products. Failure to keep pace with technological advances or market changes would adversely affect the Company's competitive position and operating results. The Company's products compete on the basis of ease-of-use, product features, quality, reliability and price.

         In the network management and certification market, the Company competes with products manufactured by Wavetek Corporation, Scope Communications (a division of Hewlett Packard), Fluke Corporation and Datacom-Textron. To a lesser extent, the Company competes with manufacturers of time domain reflectometers, ohmmeters, voltmeters and oscilloscopes. The Company's network troubleshooting products compete with the products from Fluke Corporation, Network Associates and Hewlett-Packard Company.

         The Company's network connectivity products compete with products from Meridian Data, Inc., Micro Design International, Ornetix, Procom Technology and Axis Communications, Inc. The Company also competes indirectly with suppliers of personal computers and network operating systems, such as Microsoft and Novell, to the extent that these companies include CD-ROM networking utilities as part of their operating systems.

         The Company's competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. Further, the markets served by the Company's connectivity products continue to grow at rates that attract new entrants into those markets. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company, offer them at lower prices or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, customer service, and technical support capabilities to compete successfully.

PROPRIETARY RIGHTS

         Microtest relies upon a combination of copyright, trademark, trade secret and patent protection to establish and protect the Company's proprietary rights in its products and technologies. In addition, the Company generally enters into nondisclosure and confidentiality agreements with its employees, distributors, customers and suppliers with access to sensitive information and limits access to and distribution of its software documentation and other proprietary information. The Company has several trademarks, including Microtest(R), DiscPort(R), DiscView(R), PairScanner(R), PentaScannerTM, CertiFiberTM, FiberEye(R), OMNIScannerTM, DiscZerverTM as well as MEG's disk-caching technology called FastCDTM and disc management utility software called AutoShareTM.

         The Company embodies a substantial portion of its TDR technology in a custom gate array to deter reverse engineering. The Company has obtained a United States patent on a portion of its technology related to TDR. In 1997, the Company obtained two additional patents: one for a method and apparatus for concurrently measuring near end crosstalk at two ends of a cable, and one for developing a foreign file system establishing a method which uses a native file system virtual device driver.

         There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology or independent third-party development of its technology or that its patents or registered trademarks can be successfully enforced. Because of the rapid pace of technological change in the LAN product industry, the Company believes that patent protection for its products is less significant to its success than the knowledge, ability and experience of its employees and the frequent introduction and market acceptance of new products and product enhancements.

         Given the rapid pace of technological development in the LAN industry, there can be no assurance that certain aspects of the Company's products do not or will not infringe the existing or future proprietary rights of others. The Company believes that if such infringement existed, it may be able to obtain the requisite licenses or rights to use such technology. However, there can be no assurance that such licenses or rights could be obtained or could be obtained on terms that would not have a material adverse affect on the Company.

EMPLOYEES

         As of March 1, 1999, the Company employed 219 persons on a full-time basis: 81 in sales, marketing and customer support, 34 in manufacturing, 69 in research and development and 35 in administration. Many of the Company's employees are highly skilled in certain disciplines and the Company's continued growth and success will depend, in part, on its ability to retain management and key employees and, where appropriate, hire new employees. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings incidental to its business. Management does not believe that any of these legal proceedings will have a material adverse affect on the financial condition or operating results of the Company.

         On March 8, 1999, a purported class action lawsuit was filed against Microtest, Inc. and certain former officers in the United States District Court for the District of Arizona. The suit claims that Microtest violated Section 10(b) of the Securities Exchange Act of 1934 by making public misrepresentations or failing to disclose material facts regarding its financial results. The suit was filed as a class action on behalf of all purchasers of Microtest stock between April 14, 1998 and March 2, 1999. Microtest intends to vigorously defend the suit. The eventual outcome of this claim cannot be predicted with any degree of legal certainty.

         The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to accounting matters of the Company. The SEC has not, to date, asserted any specific claim or remedy with respect to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY SECURITIES AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock has been traded in the over-the-counter market and quoted through the Nasdaq National Market ("Nasdaq") since October 30, 1992, under the symbol "MTST". The following table sets forth the quarterly high and low sale prices of the Common Stock as reported on Nasdaq.

         PERIOD                                            HIGH          LOW
         ------                                            ----          ---

          1998    First  Quarter .......................  $ 6.63       $ 4.63
                  Second  Quarter ......................    5.63         4.50
                  Third  Quarter .......................    5.50         3.22
                  Fourth  Quarter ......................    3.75         2.34

          1997    First  Quarter .......................  $10.38       $ 4.38
                  Second  Quarter ......................    4.88         3.38
                  Third  Quarter .......................    6.63         3.81
                  Fourth  Quarter ......................    8.13         3.88

         The closing price of the Company's Common Stock on March 22, 1999 was $2.28 per share.

         As of March 22, 1999, there were 8,289,136 shares of Common Stock outstanding, which were held by over 400 shareholders of record. The Company estimates that there are approximately 6,000 beneficial owners of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock. The Company presently intends to retain earnings for use in its business and does not anticipate paying cash dividends on its outstanding shares in the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

         The performance of the Company's Common Stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

         POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD-ROM networking industry, conditions in the network management and certification industry, changes in the general economy, and other factors could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for share of small capitalization technology stocks in particular, have experienced extreme fluctuations, which have often been unrelated to the operational performance of affected companies. Such fluctuations could have a material adverse affect on the market price of the Company's Common Stock.

         CERTAIN CHARTER AND BYLAW PROVISION. The Company's Certificate of Incorporation and Bylaws empower the Board of Directors, without approval of the shareholders, to issue shares of preferred stock, to fix the rights and preferences, and divide the Company's Board of Directors into three classes. These provisions, as well as other provisions in such documents, could have the effect of deterring unsolicited takeovers or delaying or preventing changes in control or management of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over the current market prices.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The consolidated balance sheets as of December 31, 1998 and 1997, and the consolidated statements of operations for each of the three years in the period ended December 31, 1998, and the independent auditors' report thereon, are included in Item 8 of this Form 10-K.

                                                             Years Ended December 31,
                                           -----------------------------------------------------------
                                             1998         1997         1996         1995        1994
                                             ----         ----         ----         ----        ----
                                                        (in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Net revenue .............................  $ 41,650     $ 49,592     $ 50,442     $ 52,537     $39,574
Cost of revenue .........................    17,903       20,266       20,452       21,961      16,584
                                           --------     --------     --------     --------     -------

   Gross profit .........................    23,747       29,326       29,990       30,576      22,990
Total operating expenses(1) .............    26,237       29,254       40,636       30,968      16,212
                                           --------     --------     --------     --------     -------
Income (loss) from operations ...........    (2,490)          72      (10,646)        (392)      6,778
Interest and other income, net...........       324          120          762        1,232         743
                                           --------     --------     --------     --------     -------
Income (loss) before income taxes .......    (2,166)         192       (9,884)         840       7,521
Income taxes (benefit) ..................    (1,258)        (131)       1,711         (305)      2,231
                                           --------     --------     --------     --------     -------
Net income (loss) .......................  $   (908)    $    323     $(11,595)    $  1,145     $ 5,290
                                           ========     ========     ========     ========     =======
Diluted earnings (loss) per share .......  $   (.11)    $    .04     $  (1.43)    $    .13     $   .64
                                           ========     ========     ========     ========     =======
Net income (loss) excluding purchased
in-process research and development .....  $   (908)    $    323     $  4,102     $  6,531     $ 5,290
                                           ========     ========     ========     ========     =======
Diluted earnings (loss) per share
excluding purchased in-process research
and development(1) ......................  $   (.11)    $    .04     $    .51     $    .77     $   .64
                                           ========     ========     ========     ========     =======
Weighted average common and equivalent
shares outstanding ......................     8,099        8,249        8,104        8,534       8,269
                                           ========     ========     ========     ========     =======
BALANCE SHEET DATA:
Working capital .........................  $ 22,028     $ 25,641     $ 26,583     $ 39,128     $36,635
Total assets ............................    39,350       42,805       43,313       50,158      47,642
Shareholders' equity ....................    30,292       32,094       31,672       43,027      40,579

(1)  Includes   $15,697  and  $8,776  of  purchased   in-process   research  and
     development in 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The Company develops and markets network management and connectivity products. Its network management products certify whether cabling will support a proposed local area network ("LAN") installation, as well as troubleshoot cable and other faults that occur on established LANs. Its connectivity products facilitate both the storage of information on CD-ROM devices, as well as the sharing of that information among LAN users.

     In 1998, the Company recorded net revenue of $41.7 million and a net loss of $908,000, or $.11 per share, as compared to net revenues of $49.6 million and net income of $323,000, or $.04 per share, in 1997. International revenue accounted for 32%, 28% and 29% of the Company's net revenue in 1998, 1997, and 1996, respectively. In aggregate dollars, international revenue decreased $300,000 to $13.4 million from $13.7 million in 1997. The decrease is due to the tightening of the European economy and weak sales to the Asia Pacific region.

     In the fourth quarter of 1998, the Company made a number of significant adjustments, including the following: $370,000 was reserved for anticipated sales returns, $200,000 was reserved for obsolete inventory, $200,000 was written-off for evaluation units not expected to be recovered, $800,000 was written-off for prepaid royalties for software products that are rapidly reaching obsolescence, and $430,000 was recorded in executive search and other professional fees.

     The Company restated its quarterly results for the first three quarters of 1998 to correct errors identified during the 1998 year-end audit. The errors were primarily attributable to system changes and turnover in the finance department that occurred during the first half of 1998. The corrections related primarily to the provision for sales returns, software capitalization and amortization and inter-company account transactions.

     The Company has made significant changes to its executive management to address the issues that led to the need for the restatement of earnings. In January 1999, the Board hired an experienced President and Chief Executive Officer and charged him with instituting all required changes in accounting management, staff, systems, controls and policies. In March 1999, the Company hired a new Chief Financial Officer of proven abilities to direct and implement this program. In addition, the President and Chief Executive Officer is looking to strengthen senior management, generally, and is reviewing the Company's strategic direction.

RESULTS OF OPERATIONS

      The  following   table   presents   selected   items  from  the  Company's
consolidated statements of operations expressed as percentages of net revenue, for the years indicated.

       DECEMBER 31,                         1998        1997     1996
       ------------                         ----        ----     ----
       Net revenue                          100%        100%      100%
                                           ----        ----      ----
       Gross margin                          57          59        59
                                           ----        ----      ----
       Operating expenses:
         Selling and marketing               30          33        28
         Research and development            19          17        13
         General and administrative          13          10         8
         Purchased in-process research
          and development                    --          --        31
                                           ----        ----      ----
       Income (loss) from operations         (6)         --       (21)
                                           ----        ----      ----
       Net income (loss)                    (2%)          1%      (23%)
                                           ====        ====      ====

      REVENUE. Net revenue decreased $7.9 million, or 16%, to $41.7 million in 1998 from $49.6 million in 1997. The decrease was primarily attributable to intensified competition and the Company's decision in the second quarter of 1998 to withdraw from the lower margin tower business. The lower than anticipated revenue from new higher margin DiscPort2, DiscPort VT and DiscZerver products were unable to offset the lower margin tower revenues. In the first half of 1998, the Company also experienced a general weakness in sales to the Asia Pacific region.

      Net revenue decreased $800,000, or 2%, to $49.6 million in 1997 from $50.4 million in 1996. This decrease was a result of market softness in the network connectivity products industry, intensified competition and a softening of the European economy in 1997.

      International sales were $13.4 million, $13.7 million and $14.8 million in 1998, 1997 and 1996, or 32%, 28% and 29% of net revenue, respectively. International sales continued to decrease in 1998, in both absolute dollars, and as a percentage of net revenue primarily due to the weakening of the Asia Pacific economy.

         GROSS PROFIT. Gross profit decreased $5.6 million, or 19%, to $23.7 in 1998 from $29.3 in 1997. Gross margin as a percentage of net revenue decreased from 59.1% in 1997 to 57.1% in 1998. The decrease in gross profit was a result of the decrease in revenue, and a change in the product mix.

         Gross profit decreased $700,000, or 2%, to $29.3 in 1997 from $30.0 million in 1996. Gross margin as a percentage of net revenue remained constant at 59.1%. The decrease in absolute dollars was a result of the decrease in revenue, and a change in the product mix. This decrease was partially offset by higher software content in several of its products.

         SALES AND MARKETING. Sales and marketing expenses decreased $3.6 million, or 22%, to $12.7 million in 1998 from $16.3 million in 1997. The decreases are primarily due to synergies created from the integration of Logicraft Information Systems, now doing business as Microtest Enterprise Group. Logicraft was acquired during the fourth quarter of 1996, and was not fully integrated into Microtest until the third quarter of 1997. The integration of Logicraft into Microtest included a significant reduction in staffing during the first and second quarters of 1997. In addition, new cost control measures were implemented during the second half of 1997, which benefited 1998.

         Sales and marketing expenses increased $2.0 million, or 13%, to $16.3 million in 1997 from $14.3 million in 1996. The increase was due largely to an increase in employees and other costs attributable to the Logicraft acquisition made during the fourth quarter of 1996, increased commissions paid as a result of the manufacturers' representative program, that was introduced in mid-1996, and severance costs associated with restructuring of the Company's European operations and sales force.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased $300,000, or 4%, to $7.9 million in 1998 from $8.2 million in 1997. The decrease resulted primarily from the capitalization of software development costs during 1998 for new products. The Company capitalized approximately $1.0 million of software development costs in 1998. The software development costs were partially offset by the fourth quarter 1998 write-off of $800,000 in prepaid royalties for software products that are rapidly reaching obsolescence. In addition, there was a 12% decrease in the number of Logicraft employees in 1998 compared to 1997 after the complete integration of Logicraft, as discussed above.

         Research and development expenses increased $1.8 million, or 28%, to $8.2 million in 1997 from $6.4 million in 1996. The increase resulted primarily from an increase in the number of employees due to the acquisition of Logicraft during the fourth quarter of 1996, as well as the development of an increased number of prototypes than experienced in 1996. The Company has restructured its research and development work force to integrate Logicraft into the research and development process.

         The Company capitalized approximately $1.1 million $770,000 and $90,000 in 1998, 1997 and 1996, respectively, of software development costs for new products for which technological feasibility has been determined, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED." These costs will be amortized over the life of the associated products of approximately two to three years as a charge to cost of revenue. These amortization charges will result in lowering the Company's net income in future periods.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $800,000, or 17%, to $5.6 million in 1998 from $4.8 million in 1997. The increase was a result of an increase in professional fees and allowances for doubtful accounts over the prior year as well as a restructuring of the European operations in 1998. In addition, during the fourth quarter of 1998, the Company incurred charges of approximately $430,000 relating to a legal settlement, additional professional fees, and the search and hiring of its new President and Chief Executive Officer.

         General and administrative expenses increased $600,000, or 14%, to $4.8 million in 1997 from $4.2 million in 1996. The increase was a result of the additional personnel and other administrative costs attributable to the Logicraft acquisition during the fourth quarter of 1996, legal expenses incurred to defend the Company against class-action lawsuits that were dismissed during the second quarter of 1997, and an increase in the allowance for doubtful accounts of approximately $310,000.

         INTEREST AND OTHER INCOME. Interest and other income, net, increased $204,000 from $120,000 in 1997 to $324,000 in 1998. The increase was primarily attributable to the Company consolidating their various investment accounts with lower interest rates in 1997 into one investment account with a higher interest rate in 1998. In addition, the Company had higher average cash balances in 1998 when compared to 1997. The average cash balance for 1998 and 1997 was approximately $12.7 million and $8.0 million, respectively.

         Interest and other income decreased $642,000 to $120,000 in 1997 from $762,000 in 1996. The decrease in interest and other income was attributable to a higher average cash balance during 1996 when compared to 1997. The average cash balances for 1997 and 1996 were approximately $8.0 million and $21.0 million, respectively. The decrease in the average cash balance of $13.0 million is the result of $12.5 million in cash paid for the acquisition of Logicraft. A loss of $200,000 was also included in other income related to the disposition of certain fixed assets during 1997.

         EFFECTIVE TAX RATE. The Company's effective income tax rate varies from the statutory rate primarily because of research and development credits earned as well as tax benefits earned from the Company's Foreign Sales Corporation.

         NET INCOME (LOSS). Net income (loss) decreased $1.2 million to a net loss of $908,000 in 1998 from net income of $323,000 in 1997. The decrease was primarily attributable to a charge of approximately $800,000 taken in the fourth quarter of 1998, to write-off prepaid royalties that the Company determined had become impaired. In addition, the Company recorded charges of approximately $200,000 to write-off evaluation units not expected to be recovered, and $430,000 of charges in the fourth quarter of 1998 relating to a legal settlement, professional fees and executive search fees.

         Net income increased $11.9 million to net income of $323,000 in 1997 from a net loss of $11.6 million in 1996. The increase was primarily attributable to a charge for purchased in-process research and development costs in the fourth quarter of 1996 of $15.7 to record the Logicraft acquisition. Technological feasibility had not been established and no alternative future use existed for certain products acquired. The expense recorded for in-process research and development costs was based on an allocation of the purchase price to fair values of assets and liabilities acquired. The allocation of the purchase price to purchased research and development costs was based on an independent appraisal of the fair value of complete and in-process technology acquired. Excluding the $15.7 million research and development charge in 1996, net income decreased to $323,000 in 1997 from $4.1 million in 1996. The decrease was a result of the decrease in revenue, increase in operating expenses, and a decrease in investment and other income.

         FUTURE RESULTS. The Company's future operating results may be affected by a number of factors, including general economic conditions in the Company's markets, the Company's ability to develop, manufacture and sell its products profitably, the strength of the Company's distribution channels, competition in general, and competitive pricing in particular.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through operating cash flows. At December 31, 1998, the Company had cash and cash equivalents of $9.6 million. This represents a $1.9 million decrease in cash equivalents compared to December 31, 1997, due primarily to the timing of the collection of accounts receivable, the payment of accounts payable and lower revenues in 1998 compared to 1997.

         During the second quarter of 1997, the Company obtained a $10 million unsecured revolving credit facility with a bank that is utilized for general corporate and working capital purposes. The credit facility carries an interest rate equal to the bank's "Reference Rate" defined as the rate of interest in effect for such day as publicly announced from time to time by the bank as its reference rate or the Offshore Rate plus 1.50. Major convenants of the credit facility include: (1) the Company, on a consolidated basis, not incurring a net and operating loss in two consecutive quarters, (2) the Company maintaining a modified quick ratio of no less than 1.50, (3) the Company maintaining a tangible net worth of no less than 90% of the Company's tangible net worth at December 31, 1996, and (4) the Company not permitting its total liabilities to exceed .75 times tangible net worth. At December 31, 1998, the Company was not in compliance with the covenants that address quarterly losses and tangible net worth requirements. The Company and the bank are currently negotiating an amendment to the credit facility that will extend the expiration date to June 30, 1999. No amounts were outstanding under this credit facility as of December 31, 1998.

         During the year ended December 31, 1998, the Company generated $746,000 of cash from operating activities, a decrease of $2.7 million from 1997 and a decrease of $6.2 million from 1996. The decrease in cash flows from operations was primarily due to decreased profitability, and changes in accounts receivable, accounts payable and accrued liabilities.

         Purchases of property and equipment for 1998 were approximately $700,000. During 1998, the Company purchased upgrades for computer hardware and software, leasehold improvements, tooling, equipment, and furniture and fixtures. The Company's capital expenditure budget for 1999 is approximately $1.5 million, which includes purchases for software, hardware, leasehold improvements, and other equipment. Management believes that cash flows from operations and current cash balances will be sufficient to meet the cash needs of the Company in the foreseeable future.

INFLATION

     Inflation has not been a significant factor in the Company's operations to date.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company's future operating results and financial condition are dependent on the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process is a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, the introduction of new products by the Company or its competitors, and other factors, including pricing pressures and economic conditions in the United States, Europe and Asia Pacific. The Company operates with relatively little backlog and substantially all of its net revenue in each quarter results from orders received in that quarter. In addition, the Company incurs significant operating start-up expenses in anticipation of future revenue. If near-term demand for the Company's products weakens or if orders are not shipped in any quarter as anticipated, the Company's results of operations for that quarter could be adversely affected. Sales of products through distributors and VARs and unanticipated product returns may exceed the Company's allowances for future returns. The Company's operating results will also be affected by the economic condition of the computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's common stock would likely decline, and such decline could be substantial.

     DEPENDENCE ON THIRD-PARTY DISTRIBUTORS. The Company derives substantially all of its product sales through distributors and VARs. Two of the Company's distributors accounted for 21% of the Company's revenue in 1998. The loss of certain distributors or VARs would have a material adverse affect on the

Company's business and operating results. The Company's contractual relationships with its distributors and VARs are generally cancelable upon notice to the Company. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing and sales resources to an often-lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. The Company's operating results could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly and, in many cases, may not be related to end user demand. New products may require different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse affect on the Company's business and results of operations.

     DEPENDENCE ON THIRD-PARTY SUPPLIERS. The Company is dependent on a small number of third-party vendors for the manufacturing of all of the Company's products. The Company also is dependent on a small number of suppliers for certain key components used in its products, including CD-ROM drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components and has no long-term supply arrangements. The loss of any of the Company's third-party manufacturers or key suppliers could have a material adverse affect upon the Company's business, financial condition and operating results. Although the Company believes that alternative sources of product manufacturing and components could be arranged, the process of qualifying new suppliers could be lengthy. There can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse affect on the Company's business, financial condition and operating results.

     RAPID TECHNOLOGICAL CHANGE; POTENTIAL FOR PRODUCT DEFECTS. The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements or otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market, in a timely and cost effective manner, new products or product enhancements that respond to technological advances by others or that these products will achieve market acceptance. In addition, companies in the industry have, in the past, experienced delays in the development, introduction and marketing of new and enhanced products and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse affect on the Company's business, financial condition and results of operations.

     Due to their complexity and sophistication, the Company's products, from time to time, may contain defects or "bugs" which can be difficult to correct. Moreover, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner that will permit the timely introduction of such products. Furthermore, despite extensive testing, the Company has, from time to time, discovered defects only after its products have been commercially released. There can be no assurance that product defects will not cause delays in product introductions and shipments, cause loss of or delays in market acceptance, result in increased costs, require design modifications or impair customer satisfaction. Any such event could have a material adverse affect on the Company's business, financial condition and results of operations.

     Over the past three years, CD-ROM drive technology has advanced significantly. In addition, the pace of new drive introductions has increased. As a result, the Company may find itself holding an inventory of obsolete drives. The Company's contracts with its distributors allow for product returns or price protection credits, based on current inventory levels of current and obsolete products under certain limited circumstances. The Company estimates and accrues an allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns or price protection credits will not exceed the Company's estimates. Any of the foregoing events could have a material adverse affect on the Company's business, financial condition and results of operations.

     COMPETITION. The markets for the Company's products are extremely competitive. The Company expects that competition will increase as more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry and the Company expects pricing pressure to continue to intensify. The Company's current competitors in the CD-ROM networking market include other suppliers of CD-ROM networking software and hardware such as Meridian Data, Inc., Micro Design International, CBS, Reed Technology and Information Services, Inc., Ornetix, SciNet, Inc., Axis Communication, Inc. and Compact Devices, Inc. The Company also competes indirectly with suppliers of personal computers and network operating systems such as Microsoft and Novell, to the extent such companies include CD-ROM networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD-ROM manufacturers. The Company's current competitors in the network management and certification market include other suppliers of network management and certification software and hardware such as Wavetek Corporation, Scope Communications, Inc., Fluke Corporation and Datacom Technologies, Inc. The Company's competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends, or changing customer requirements. There also can be no assurance that the Company will have the financial resources, technical expertise, marketing, sales, distribution, customer service and technical support capabilities to compete successfully.

     PRODUCT CONCENTRATION. The Company currently derives substantially all of its revenues from its OMNIScanner, PentaScanner, Zerver and DiscPort products. The market for these products is characterized by rapid technological advances, evolving standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. Any decrease in sales of the Company's OMNIScanner, PentaScanner, Zerver or DiscPort products as a result of the foregoing, or other factors, would have a material adverse affect on the Company's business, financial condition and operating results.

     INTERNATIONAL OPERATIONS. Sales outside of North America accounted for 32%, 28% and 29% of the Company's revenue in 1998, 1997 and 1996, respectively. An important element of the Company's strategy is to expand its international operations. There can be no assurance that the Company will be able to continue to successfully localize, market, sell and deliver products internationally. The inability of the Company to successfully expand its international operations in a timely and cost effective manner could have a material adverse affect on the Company's business, financial condition and results of operations. The Company's business and results of operations could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and tariffs, duties and other trade barriers. The Company seeks to mitigate its direct exposure to exchange rate fluctuation by selling only in United States currency.

     LITIGATION. From time to time the Company is involved in various legal proceedings incidental to its business. Management does not believe that any current legal proceedings will have a material adverse affect on the financial condition or operating results of the Company, but there can be no assurances in this regard. On March 8, 1999, a purported class action lawsuit was filed against Microtest, Inc. and certain former officers in the United States District Court for the District of Arizona. The suit claims that Microtest violated Section 10(b) of the Securities Exchange Act of 1934 by making public misrepresentations or failing to disclose material facts regarding its financial results. The suit was filed as a class action on behalf of all purchasers of Microtest stock between April 14, 1998 and March 2, 1999. Microtest intends to vigorously defend the suit. The eventual outcome of this claim cannot be predicted with any degree of legal certainty.

         The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to accounting matters of the Company. The SEC has not, to date, asserted any specific claim or remedy with respect to the Company.

     DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH. Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse affect on the Company's business, financial condition and results of operations. To manage its growth, the Company must continue to implement and improve its operations, financial and management information systems and expand, train and manage its workforce. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products, or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, debt or additional equity. The sale of additional equity could result in dilution of the equity ownership of the Company's shareholders. The Company's failure to manage growth effectively could have a material adverse affect on the Company's business, financial conditional and results of operations.

     DEPENDENCE ON PROPRIETARY RIGHTS. The Company's success depends in part upon protecting its proprietary technology. The Company relies on a combination of intellectual property laws, nondisclosure agreements and other protective measures to protect its proprietary information. There can be no assurance, however, that the steps taken by the Company will be adequate to deter misappropriation or independent third-party development of its technology or that its intellectual property rights can be successfully defended if challenged. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. Given the rapid development of technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained or obtained on terms that are acceptable to the Company.

     YEAR 2000 ISSUES. Like many other organizations, the year 2000 computer issue creates risks for the Company. Many computer systems were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates during or after the year 2000. To address these year 2000 issues, the Company has initiated a comprehensive assessment and remediation program to resolve any year 2000 issues with respect to its information technology ("IT") systems, its non-IT systems, products and the systems of third parties with which it has a material relationship. The Company estimates that as of March 1, 1999, it has completed approximately 90% of the effort it believes necessary or prudent to adequately address potential year 2000 issues they have identified.

     The IT systems section of its year 2000 program focuses on the Company's computer hardware and software. The Company has completed the assessment phase of its program. The Company's current IT systems which were determined not to be compliant have entered the remediation phase during which the Company will either replace or otherwise remedy such systems. The remediation phase for IT systems is expected to be completed by June 30, 1999. Some minor systems may be converted later in 1999.

     The non-IT systems section includes the hardware, software and associated embedded computer technologies that are used to operate Company facilities, equipment and other activities that are not related to IT systems. The Company's building management has provided the Company with a complete list of vendors indicating compliance. The current telephone system will be compliant by the end of the first quarter of 1999. Long distance and local telephone service are compliant.

     The Company's current products and all planned future releases, with minor exceptions, are year 2000 compliant. Registered customers have been notified of non-compliant products and any available upgrade. This information was also made available on the Company's Web site as of June 1998.

     The Company is in the process of identifying, prioritizing and communicating with critical suppliers, distributors and customers to determine the extent to which the Company may be vulnerable in the event those parties fail to properly identify and remedy their own year 2000 issues. The Company believes that non-compliant systems related to the Company's top suppliers would present the greatest risk to the Company. Questionnaires have been sent to those suppliers and they have stated that they are compliant or expect compliance by the end of 1999. The Company intends to monitor the progress made by these critical third parties and formulate appropriate contingency and business continuation plans as needed.

     The Company currently believes that the worst case scenario with respect to the year 2000 issue is the failure of a supplier, including utility suppliers, to become year 2000 compliant, which could result in the temporary interruption of the supply of necessary products or services. This could result in interruptions in production for a period of time, which in turn could result in potential lost sales and profits. In addition, marketing and administrative expense could increase if automated functions would need to be performed manually.

     The total cost of the Company's year 2000 Plan is not expected to be material to the Company's financial condition. The estimated total cost of the Plan should not exceed $750,000 and is being funded through operating cash flows. To date, the Company has incurred capital expenditures of approximately $350,000 related to this project. None of the Company's other information technology projects have been delayed or deferred as a result of the implementation of the year 2000 Compliance Plan. The Company does not expect that the incremental costs of this project will have a material adverse affect on the Company's consolidated financial statements or results of operations in any future periods.

     The costs of the year 2000 project and the dates on which the Company believes it will complete the year 2000 modifications and testing are based on management's best estimates. These were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those currently anticipated. Examples of factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and embedded technology and similar uncertainties. In addition, there can be no guarantee that the systems or products of other entities will be converted on a timely basis, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company.

     The Company presently believes it has an effective Compliance Plan in place to anticipate and resolve potential year 2000 issues in a timely manner. Concurrent with the remediation of the Company's systems and evaluation of third-party systems, the Company is developing contingency plans to mitigate the risks that could occur in the event of disruption due to non-compliant systems. Contingency plans may include looking for alternative suppliers, increasing inventory levels or other actions deemed prudent. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1999 with the goal of appropriately resolving all material internal systems and third-party issues. Estimated costs associated with developing and implementing contingency measures are not currently estimable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets of the Company as of December 31, 1998 and 1997 and consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

INDEPENDENT AUDITORS' REPORT



Board of Directors of
Microtest, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Microtest, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 25, 1999

                        MICROTEST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                      (in thousands, except share amounts)

                                                             1998        1997
                                                           --------    --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $  9,618    $ 11,547
  Restricted investments                                      1,124         865
  Accounts receivable, net of allowances
   for doubtful accounts of $637 and $892,
   and sales returns of $1,392 and $1,073                     8,171      12,083
  Inventories                                                 6,572       5,924
  Prepaid expenses                                            1,148       1,459
  Income taxes receivable                                     2,897       2,258
  Deferred income taxes                                       1,556       2,216
                                                           --------    --------
       Total current assets                                  31,086      36,352
                                                           --------    --------

PROPERTY AND EQUIPMENT, NET                                   3,101       3,543
                                                           --------    --------
OTHER ASSETS:
  Capitalized software, net of accumulated
   amortization of $706 and $282                              1,894       1,270
  Deferred income taxes                                       1,519         133
  Other                                                       1,750       1,507
                                                           --------    --------
       Total other assets                                     5,163       2,910
                                                           --------    --------
                                                           $ 39,350    $ 42,805
                                                           ========    ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  4,152    $  4,699
  Accrued liabilities                                         2,922       4,130
  Accrued payroll and employee benefits                         860       1,017
  Accrued deferred compensation                               1,124         865
                                                           --------    --------
       Total current liabilities                              9,058      10,711
                                                           --------    --------
COMMITMENTS AND CONTINGENCIES (Notes 5, 8, and 9)

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 15,000,000
   shares authorized; 8,253,585 shares and
   8,193,320 shares issued and outstanding                        8           8
  Additional paid-in capital                                 32,916      32,710
  Accumulated deficit                                        (1,414)       (186)
                                                           --------    --------
                                                             31,510      32,532
Less treasury stock, at cost, 232,520
  shares and 34,196 shares                                   (1,218)       (438)
                                                           --------    --------
  Total stockholders' equity                                 30,292      32,094
                                                           --------    --------
                                                           $ 39,350    $ 42,805
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (in thousands, except per share amounts)


                                                 1998        1997        1996
                                               --------    --------    --------

NET REVENUE                                    $ 41,650    $ 49,592    $ 50,442

COST OF REVENUE                                  17,903      20,266      20,452
                                               --------    --------    --------
     Gross profit                                23,747      29,326      29,990
                                               --------    --------    --------
OPERATING EXPENSES:
  Sales and marketing                            12,720      16,253      14,334
  Research and development                        7,912       8,212       6,414
  General and administrative                      5,605       4,789       4,191
  Purchased research and development                 --          --      15,697
                                               --------    --------    --------
     Total operating expenses                    26,237      29,254      40,636
                                               --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                    (2,490)         72     (10,646)
                                               --------    --------    --------
OTHER INCOME (EXPENSE):
  Interest expense                                  (46)        (54)         (1)
  Interest income                                   393         317         769
  Other                                             (23)       (143)         (6)
                                               --------    --------    --------
     Total other income, net                        324         120         762
                                               --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                (2,166)        192      (9,884)

INCOME TAXES (BENEFIT)                           (1,258)       (131)      1,711
                                               --------    --------    --------
NET INCOME (LOSS)                              $   (908)   $    323    $(11,595)
                                               ========    ========    ========
BASIC EARNINGS PER SHARE:
  Net income (loss)                            $   (.11)   $    .04    $  (1.43)
                                               ========    ========    ========
  Weighted average common shares outstanding      8,099       8,139       8,104
                                               ========    ========    ========
DILUTED EARNINGS PER SHARE:
  Net income (loss)                            $   (.11)   $    .04    $  (1.43)
                                               ========    ========    ========
  Weighted average common equivalent
  shares outstanding                              8,099       8,249       8,104
                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                   Common Stock      Treasury Stock    Additional                 Total
                                  --------------   ----------------     Paid-in   Accumulated  Stockholders'
                                  Shares  Amount   Shares    Amount     Capital     Deficit       Equity
                                  ------  ------   ------    ------     -------     -------       ------
BALANCE, December 31, 1995        8,159     $8       64     $  (982)    $32,546    $ 11,455      $ 43,027
 Net loss                            --     --       --          --          --     (11,595)      (11,595)
 Issuance of common stock upon
 exercise of stock options           --     --      (27)        394           4        (279)          119
 Disqualifying disposition of
  stock options                      --     --       --          --          43          --            43
 Issuance of common stock under
 employee stock purchase plan        --     --      (20)        254          --         (66)          188
 Purchase of treasury stock          --     --       11        (110)         --          --          (110)
                                  -----   ----     ----     -------     -------    --------      --------

BALANCE, December 31, 1996        8,159      8       28        (444)     32,593        (485)       31,672
 Net income                          --     --       --          --          --         323           323
 Issuance of common stock upon
 exercise of stock options            1     --       --           8           2          (5)            5
 Disqualifying disposition of
  stock options                      --     --       --          --          --           1             1
 Issuance of common stock under
 employee stock purchase plan        33     --      (11)        102         115         (20)          197
 Purchase of treasury stock          --     --       17        (104)         --          --          (104)
                                  -----   ----     ----     -------     -------    --------      --------

BALANCE, December 31, 1997        8,193      8       34        (438)     32,710        (186)       32,094
 Net loss                            --     --       --          --          --        (908)         (908)
 Issuance of common stock upon
 exercise of stock options           15     --       --          --          29          --            29
 Issuance of common stock under             --
 employee stock purchase plan        46             (34)        438         177        (320)          295
 Purchase of treasury stock          --     --      233      (1,218)         --          --        (1,218)
                                   -----   ----    ----     -------     -------    --------      --------

BALANCE, December 31, 1998        8,254   $  8      233     $(1,218)    $32,916    $ (1,414)     $ 30,292
                                  =====   ====     ====     =======     =======    ========      ========

   The accompanying notes are an integral part of these financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                     1998      1997      1996
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  (908)  $   323   $(11,595)
  Adjustments to reconcile net loss to net
    cash provided by operating activities--
  Depreciation and amortization                      1,599     1,887      1,460
  Change in accounts receivable allowance               64       310         61
  Purchased research and development                    --        --     15,697
  Deferred income taxes                               (726)    1,387       (833)
  (Increase) decrease in accounts receivable         3,848     5,151       (321)
  (Increase) decrease in inventories                  (648)     (264)       907
  (Increase) decrease in prepaid expenses
    and other assets                                    68   (1,568)       270
  (Increase) decrease in income taxes receivable      (639)   (1,967)     1,852
  Increase (decrease) accounts payable and
    accrued liabilities                             (1,755)   (1,733)      (750)
  Increase (decrease) in accrued payroll
    and employee benefits                             (157)      (62)       197
                                                   -------   -------   --------

     Net cash provided by operating activities         746     3,464      6,945
                                                   -------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (733)   (1,526)    (1,056)
  Capitalized software                              (1,048)     (772)       (90)
  Purchase of business                                  --        --    (15,621)
                                                   -------   -------   --------

     Net cash used in investing activities          (1,781)   (2,298)   (16,767)
                                                   -------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                     324       203        307
Purchase of treasury stock                          (1,218)     (104)      (110)
                                                   -------   -------   --------
     Net cash provided by (used in) financing
       activities                                     (894)       99        197
                                                   -------   -------   --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (1,929)    1,265     (9,625)

CASH AND CASH EQUIVALENTS, beginning of year        11,547    10,282     19,907
                                                   -------   -------   --------

CASH AND CASH EQUIVALENTS, end of year             $ 9,618   $11,547   $ 10,282
                                                   =======   =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for income taxes                       $    65   $   219   $    750
                                                   =======   =======   ========

  Cash paid for interest                           $     9   $    55   $      1
                                                   =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands, except percentages, shares and per share amounts)


(1) SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Microtest, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND RESTRICTED INVESTMENTS

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Restricted investments are equity securities and other investments that are restricted for the payment of deferred compensation to former officers of the Company, in February 1999 and December 2000.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets ranging from three to seven years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements. Depreciation for income tax purposes is computed using accelerated methods. Maintenance and repairs are charged to expense as incurred.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs of new products (costs incurred after development of a working model or a detailed program design and when technological feasibility has been established) are capitalized and amortized over the expected number of units to be sold, or three years, whichever method is faster.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

REVENUE RECOGNITION

The Company generally recognizes revenue from product sales upon shipment. Sales to distributors in the United States, Canada and Europe account for the majority of the Company's net sales. The Company has established a program, which, under specified conditions, enables distributors and resellers to return products to the Company for credit against additional purchases, or in the event the Company reduces its selling prices, to receive credits for the reduction in selling price. The amount of potential product returns, including returns under the Company's warranty program, and credits for selling price reductions, is estimated and provided for in the period of sale. During 1996, the Company had a direct sales program under which the Company recognized revenue from product sales to direct end users upon customer commitment and shipment. Customer commitment means receipt by the Company of a valid purchase order from the customer.

RESEARCH AND DEVELOPMENT

Expenses that can be clearly identified as research and development are charged to research and development expense as incurred. Costs that relate to prototype and experimental models that are sold to customers are charged to cost of revenue. Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized.

INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company has not provided for foreign withholding taxes or U.S. deferred income taxes on accumulated undistributed earnings of foreign subsidiaries. If such earnings were to be repatriated, such earnings could be subject to foreign withholding tax and U.S. residual tax. The determination of the amount of unrecognized withholding and U.S. taxes on those estimated earnings is not practicable.

EARNINGS PER SHARE

Basic earnings per share is computed on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed on the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options calculated using the treasury stock method. Potential dilutive securities are not considered if the result would be antidilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Because the Company sells a significant portion of its products through distributors and value added resellers, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders may not be indicative of long-term end user demand. The Company's customers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. Significant estimates included in the Company's financial statements include the allowance for doubtful accounts, allowance for sales returns, allowance for inventory valuation, and deferred tax valuation allowance.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value since they are expected to be collected or paid within 90 days of year-end.

PRODUCT CONCENTRATION

The market for the Company's product is characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company has derived substantially all of its revenues from the development and sales of a limited number of cable management and network connectivity devices for the local area network ("LAN") industry.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure only provisions of issued Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for its stock-based plans.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," which is effective in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income, and its components in a full set of general-purpose financial statements. The adoption of this pronouncement had an insignificant effect on the Company's financial statements.

In 1998,  the Company  adopted SFAS No. 131,  "DISCLOSURE  ABOUT  SEGMENTS OF AN
ENTERPRISE AND RELATED INFORMATION," which establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about product and services, geographic areas, and major customers (see Notes 10, 11 and 12).

In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The statement is effective for the Company's year ending December 31, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133. The Company is therefore unable to disclose the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

(2) ACQUISITIONS:

On December 17, 1996, the Company purchased all of the issued and outstanding shares of capital stock of Logicraft Information Systems, Inc. ("Logicraft"). The consideration for the acquisition was $12,517 in cash. In addition, Microtest assumed $4,483 in debt that Logicraft owed to Information Handling Services, Inc., the previous majority owner of Logicraft. Immediately following the closing, this debt was repaid. Logicraft develops and sells CD-ROM networking products and technologies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. As a result of the allocation of the purchase price, the Company recorded an expense of $15,697 in the fourth quarter of 1996 to record purchased in-process research and development relating to products for which technological feasibility had not been established and for which no alternative future use existed.

The accompanying consolidated statements of operations reflect the operating results of Logicraft since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and Logicraft for the year ended December 31, 1996, assuming the acquisition had been made as of January 1, 1996 is summarized below:

                                                             1996
                                                            -------
         Net revenue                                        $64,747
                                                            =======
         Net income                                         $   171
                                                            =======
         Net income per common share                        $   .02
                                                            =======

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the decrease in interest income imputed on the consideration for the acquisition, and the increase in amortization expense associated with the capitalization of certain acquisition costs. The pro forma results exclude the expenses related to the purchase of in-process research and development in 1996. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been affected on the assumed dates.

(3) INVENTORIES:

Inventories at December 31, consisted of the following:

                                                           1998          1997
                                                          ------        ------
         Raw materials                                    $1,946        $1,367
         Work-in-progress                                    100           155
         Finished goods                                    5,200         5,096
                                                          ------        ------
                                                           7,246         6,618
         Less allowances for inventory valuation            (674)         (694)
                                                          ------        ------
                                                          $6,572        $5,924
                                                          ======        ======

(4) PROPERTY AND EQUIPMENT:

Property and equipment at December 31, consisted of the following:

                                                            1998          1997
                                                          --------      -------
         Equipment                                        $  8,782      $ 8,181
         Furniture and fixtures                              1,054        1,020
         Leasehold improvements                                640          542
                                                          --------      -------
                                                            10,476        9,743
         Less accumulated depreciation and amortization     (7,375)      (6,200)
                                                          --------      -------
                                                          $  3,101      $ 3,543
                                                          ========      =======
(5) LEASES:

The Company leases office space and other equipment under capital and operating leases that expire at various dates through 2002. The future minimum lease commitments under these leases are payable as follows:

          Year Ending                                     Capital      Operating
          December 31,                                    Leases         Leases
          ------------                                    ------         ------
              1999                                         $  32         $1,318
              2000                                            32          1,004
              2001                                            14            181
              2002                                            --              6
                                                           -----         ------
   Total minimum lease obligations                         $  78         $2,509
                                                           =====         ======

Rental expense under operating leases totaled approximately $1,262, $1,051 and $982 for 1998, 1997 and 1996, respectively.

(6) INCOME TAXES:

Components of income tax (benefit) expense for the years ended December 31, are as follows:

                                            1998          1997          1996
                                           -------       -------       -------
      Current (benefit) expense:
         Federal                           $  (697)      $(1,427)      $ 2,326
         State                                 (24)          (91)          149
         Foreign                               189            --            69
                                           -------       -------       -------
      Total current (benefit) expense         (532)       (1,518)        2,544
      Deferred (benefit) expense              (726)        1,387          (833)
                                           -------       -------       -------
      Total income taxes (benefit)         $(1,258)      $  (131)      $ 1,711
                                           =======       =======       =======

The Company's current income tax liability was reduced and additional paid-in capital increased approximately $-0-, $1 and $43 during 1998, 1997 and 1996, respectively, resulting from disqualifying dispositions of incentive stock options.

A reconciliation of the difference between income taxes (benefit) and income taxes at the statutory U.S. federal income tax rate for the years ended December 31, is as follows:

                                                   1998       1997       1996
                                                   -----      -----      -----
      Computed "expected" tax (benefit) expense   $  (702)    $  65     $(3,361)
      Foreign sales corporation benefit              (206)       --          --
      Acquired research and development                --        --       5,337
      State taxes, net                                (97)        3          90
      Research and development credits               (248)     (217)       (111)
      Tax exempt interest income                      (24)      (24)       (261)
      Other, net                                       19        42          17
                                                  -------     -----     -------
      Total income tax (benefit) expense          $(1,258)    $(131)    $ 1,711
                                                  =======     =====     =======

The components of deferred income taxes at December 31, are as follows:

                                                             1998        1997
                                                           -------     -------
      Nondeductible accruals and reserves                  $ 1,358     $ 1,593
      Inventory costs capitalized for income tax purposes      198         623
                                                           -------     -------
      Total current deferred income taxes                    1,556       2,216
                                                           -------     -------
      Excess of tax over book depreciation                    (202)       (322)
      Net operating loss carryforwards                       2,025       1,654
      Tax credit carryforwards                                 880          52
      Other                                                    140          43
                                                           -------     -------
      Total noncurrent deferred income taxes                 2,843       1,427
      Less: valuation allowance                             (1,324)     (1,294)
                                                           -------     -------
      Net noncurrent deferred income taxes                   1,519         133
                                                           -------     -------
      Total deferred income taxes                          $ 3,075     $ 2,349
                                                           =======     =======

At December 31, 1998, the Company has net operating loss carryforwards of $3,371 and $12,281 for federal and state income tax reporting purposes, respectively. The federal net operating losses expire in the years 2001 through 2010 if not utilized prior to that time. The state net operating losses expire over various years depending on the various state laws. The Company also has foreign tax, general business and alternative minimum tax credit carryforwards of $36, $627, and $216, respectively. The foreign tax credit carryforward expires in the year 2003 and the general business credit carryforwards expire in various amounts in the years 2011 - 2016 if not utilized prior to that time. The alternative minimum tax credit may be carried forward indefinitely.

The federal net operating loss of $3,371 and $3,367 of state net operating losses relate to the acquisition of Logicraft, Inc. Due to restrictions on the availability of the Logicraft net operating losses to offset the Company's income, a valuation allowance has been established for the entire federal and state tax benefit. The valuation allowance reduces deferred tax assets to an amount that represents the Company's best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Limitations imposed by Section 382 of the Internal Revenue Code, as amended, impose restrictions on the Company's ability to utilize the net operating loss of Logicraft.

(7) FINANCING ARRANGEMENTS:

During the second quarter of 1997, the Company obtained a $10 million unsecured revolving credit facility with a bank, which is utilized for general corporate and working capital purposes. The Company pays interest at a referenced rate plus 1.5% and is required to pay a quarterly fee for the unused portion of the credit facility. The credit facility includes provisions that require the Company to meet certain covenants. At December 31, 1998, the Company was not in compliance with the convenants that address quarterly losses and tangible net worth requirements. The Company and the bank are currently negotiating an amendment to the credit facility that will extend the expiration date to June 30, 1999. No amounts were outstanding under this credit facility as of December 31, 1998.

(8) COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company is involved in certain legal matters incidental to its business, the outcome of which is currently unknown. Management believes that the Company's liability, if any, with respect to such matters, will not have a material adverse effect on the Company's financial condition and results of operations.

On March 8, 1999, a purported class action lawsuit was filed against Microtest, Inc. and certain former officers in the United States District Court for the District of Arizona. The suit claims that Microtest violated Section 10(b) of the Securities Exchange Act of 1934 by making public misrepresentations or failing to disclose material facts regarding its financial results. The suit was filed as a class action on behalf of all purchasers of Microtest stock between April 14, 1998 and March 2, 1999. Microtest intends to vigorously defend the suit. The eventual outcome of this claim cannot be predicted with any degree of legal certainty.

The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to accounting matters of the Company. The SEC has not, to date, asserted any specific claim or remedy with respect to the Company.

PURCHASE COMMITMENTS

The Company utilizes contract manufacturing for virtually all of its product requirements. Under these agreements, the Company is obligated to purchase, in the ordinary course of business, products manufactured under these contracts at contract prices. Some contracts require the Company to purchase all inventory and components in the event of contract cancellation.

(9) EMPLOYEE BENEFIT PLANS:

STOCK OPTION PLANS

The Company currently has six fixed stock option plans of which two are still active: the 1989 Incentive Stock Option Plan ("1989 Incentive Plan"), the 1989 Non-Qualified Stock Option Plan ("1989 Non-Qualified Plan"), the 1995 Long-Term Incentive Plan ("LTIP"), the 1993 Non-Employee Directors Plan ("1993 Directors Plan"), the 1994 Annual Non-Employee Directors Plan ("1994 Annual Plan"), and the 1998 Non-employee Directors Stock Option Plan (the "1998 Directors Plan"). The 1989 Incentive Plan permitted the granting of options to employees and the 1989 Non-Qualified Plan permitted the granting of options to employees, directors, and consultants to purchase the Company's common stock at not less than the fair market value on the date of grant. Both of these plans were cancelled upon adoption of the LTIP on May 10, 1995, although grants outstanding at the time of cancellation were not affected.

The LTIP permits the granting of incentive stock options, non-qualified stock options and other stock-based awards to employees, officers, and consultants to purchase the Company's common stock. The Company is authorized to grant options to acquire up to 600,000 shares under the LTIP. The period during which options granted under the above plans are exercisable is fixed by the Board of Directors at the date of grant but is not to exceed ten years. The 1993 Directors Plan permitted a one-time grant of 10,000 options to purchase the Company's common stock and the 1994 Annual Plan permits an annual grant of 5,000 options to purchase the Company's common stock to each non-employee director at not less than the fair market value on the date of grant. Under the two directors' plans, the Company was authorized to grant options to acquire up to 200,000 shares. Vesting of options granted under these two plans is defined by the plan with a term not to exceed five years. Upon adoption of the 1998 Directors Plan, the 1993 Directors Plan and the 1994 Annual Plan were terminated, although grants outstanding at the time of cancellation were not affected.

Under the 1998 Directors Plan, non-employee directors are entitled to two types of option grants. The first is the annual option grant under which the non-employee director will be granted an option to purchase 1,000 shares in 1998, and 5,000 shares annually thereafter of the Company's common stock on the third business day following the public release of the Company's year-end earnings. These annual option grants are immediately exercisable and the exercise price is equal to the fair market value of the Company's common stock on the date of grant.

The second type of option grant is the anniversary option grant under which the non-employee director will be granted an option to purchase 10,000 shares of the Company's common stock upon first being elected or appointed to the Board. In addition, on the third anniversary and each successive anniversary, each non-employee director will be granted an option to purchase 10,000 shares of the Company's common stock on the third business day following the public release of the Company's annual or quarterly earnings. Twenty-five percent of the anniversary options grants is immediately exercisable and 25% vests over each of the next three years. In the event of a "change in control," as defined in the 1998 Director Plan, all options will become exercisable. The exercise price of the anniversary option grants is equal to the fair market value of the per share price of the Company's common stock on the date of grant.

A summary of combined stock option activity with respect to the above plans for the three-year period ended December 31, 1998 follows:

                                                      Options Outstanding
                                                --------------------------------
                                                                Weighted Average
                                                 Shares          Exercise Price
                                                 ------          --------------
        Balance, January 1, 1996                1,432,304            $12.43
          Granted                                 589,148              8.86
          Cancelled                              (625,486)            17.06
          Exercised                               (26,567)             4.74
                                                ---------            ------
        Balance, December 31, 1996              1,369,399              9.00
          Granted                                 806,028              5.03
          Cancelled                              (268,200)            10.40
          Exercised                                (1,224)             4.68
                                                ---------            ------
        Balance, December 31, 1997              1,906,003              6.97
          Granted                                 314,350              4.66
          Cancelled                              (410,369)             8.66
          Exercised                                (5,667)             5.05
                                                ---------            ------
        Balance, December 31, 1998              1,804,317            $ 6.18
                                                =========            ======

The weighted average fair value of options outstanding was $4.66, $5.93 and $4.20 per share in 1998, 1997 and 1996, respectively.

The following table summarizes information about the stock options outstanding at December 31, 1998:

                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  ---------------------------------------------  ---------------------------
                                   Weighted
                                   Average         Weighted                     Weighted
   Range of         Options       Remaining         Average        Options       Average
Exercise Prices   Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
---------------   -----------  ----------------  --------------  -----------  --------------
$ 2.78   $ 4.16     539,277           8.0           $ 3.78          108,665       $ 3.74
$ 4.63   $ 6.81     737,968           7.6           $ 5.23          317,818       $ 5.38
$ 7.75   $10.75     457,459           4.7           $ 8.71          367,474       $ 8.74
$12.25   $17.75      30,113           6.2           $14.81           23,613       $14.50
$18.50   $24.25      39,500           4.9           $20.72           37,048       $20.84

$ 2.78   $24.25   1,804,317           6.9           $ 6.18          854,618       $ 7.54

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. In compliance with SFAS No. 123, the Company has elected to provide pro forma disclosure of its net income (loss). Accordingly, no compensation expense has been recognized for its fixed stock options plans and its stock purchase plan.

Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been as indicated below:

                                              1998        1997        1996
                                              ----        ----        ----
         Net income (loss):
              As reported                   $  (908)     $ 323     $(11,595)
              Pro forma                      (2,036)      (666)     (13,577)

         Diluted net income (loss) per
          common and equivalent share:
              As reported                   $  (.11)     $ .04     $  (1.43)
              Pro forma                        (.25)      (.08)       (1.68)

The fair value of options granted under the Company's fixed stock option plans during 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted averaged assumptions used:

                                              1998        1997         1996
                                              ----        ----         ----
         Expected volatility                  77.0%       92.0%        75.0%
         Expected term                       5 years     5 years      4 years
         Dividend yield                          0%          0%           0%
         Risk-free interest rate               5.5%        6.2%         5.4%

The fair value of purchase rights granted under the Employee Stock Purchase Plan is measured using the Black-Scholes option-pricing model with the following weighted average assumptions used:

                                               1998        1997         1996
                                               ----        ----         ----
         Expected volatility                   77.0%       92.0%        75.0%
         Expected term                        1 year      1 year       1 year
         Dividend yield                           0%          0%           0%
         Risk-free interest rate                5.5%        5.8%         5.1%

EMPLOYEE STOCK PURCHASE PLAN

On May 18, 1992, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). A total of 200,000 shares of common stock are reserved for issuance under the Purchase Plan. In March 1999, the Board of Directors approved an amendment to the plan that would increase the number of shares by an additional 200,000. This amendment is to be voted upon by the shareholders of the Company at the 1999 Annual Meeting. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, as defined. During 1998, 80,189 shares of common stock were purchased at a weighted average price per share of $3.73. In 1997 and 1996, 43,891 shares and 20,499 shares of common stock were purchased at a weighted average price per share of $4.48 and $9.04, respectively. At December 31, 1998, 2,299 shares of common stock were available for issuance under the plan. The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $1.58, $4.79 and, $8.29, respectively.

401(k) PLAN

The Company maintains a contributory profit-sharing plan for the majority of its employees meeting certain requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code, and allows employees to contribute up to 15% of their compensation, subject to maximum annual limitations prescribed by the Internal Revenue Service. The Company may, in its discretion, make matching contributions equal to a percentage of an employee's compensation contributed to the Plan for the year, or in a fixed dollar amount, as determined each year by the Board of Directors. The Company's contribution to the Plan was approximately $116, $127 and $117 during 1998, 1997 and 1996, respectively.

STOCK REPURCHASE

On April 14, 1998, the Company's Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock, or approximately 10% of all shares issued as of that date, for issuance under the Company's stock option and purchase plans. The stock was purchased, from time to time, on the open market as conditions permit. To date, the Company has repurchased 232,520 shares at an average price of $5.24 per share. During the third quarter of 1998, the Board of Directors discontinued the repurchase of the Company's common stock.

(10) SEGMENTS:

For organizational, marketing and financial reporting purposes, the Company has organized into two reportable business segments: (1) Network Connectivity Products ("NCP") and (2) Network Management Products ("NMP"). In addition, the NCP business segment develops and sells CD-ROM networking systems and service maintenance contracts in the United States and Germany.

The NCP business segment consists of products that address challenges associated with managing network devices and sharing large amounts of information within workgroups or enterprises. Network administrators, librarians and information resource professionals in organizations such as law firms, educational institutions, libraries and research facilities are some of the target markets for Microtest's NCP line. The NCP line consists primarily of Zerver and DiscPort products.

The NMP business segment consists of products that are used by service providers and system integrators to perform critical cabling certification and network diagnostics. The NMP line consists of cable certification tools such as OMNIScanner, PentaScanner and CertiFiber and network trouble shooting tools such as MICROSCANNER and COMPAS.

Information related to the operations of the Company in different business segments is set forth below. The accounting policies of the business segments are the same as those described in Significant Accounting Policies (see Note 1).

The Company does not measure assets or operating expenses separately for the NCP and NMP business segments.

                                        NCP          NMP         TOTAL
                                        ---          ---         -----
         Net revenue:     1998        $14,854      $26,796      $41,650
                          1997         21,844       27,748       49,592
                          1996         20,996       29,446       50,442

         Gross profit:    1998          9,244       14,503       23,747
                          1997         13,219       16,107       29,326
                          1996         12,293       17,697       29,990


                                                 1998        1997        1996
                                               --------    --------    --------
         Gross profit for reportable segments  $ 23,747    $ 29,326    $ 29,990
         Unallocated amounts:
           Operating expenses                   (26,237)    (29,254)    (40,636)
           Net interest income                      324         120         762
                                               --------    --------    --------

         Income (loss) before taxes            $ (2,166)   $    192    $ (9,884)
                                               ========    ========    ========

         Unallocable assets                    $ 39,350    $ 42,805    $ 43,313
                                               ========    ========    ========

(11) MAJOR CUSTOMERS:

Major customers accounting for more than 10% of total revenues for 1998, 1997 and 1996 are summarized below. Percentage of revenue amounts is not presented if less than 10% in any year.

        CUSTOMER                                  1998       1997      1996
        --------                                  ----       ----      ----
        Graybar Electric Company, Inc.             --        11%       11%
        Ingram Micro, Inc.                         11%       13%       18%
        Tech Data Corporation                      10%       --        --

(12) DOMESTIC AND INTERNATIONAL OPERATIONS:

The Company markets its products domestically and internationally through its own direct sales organization and through a multiple channel, worldwide distribution network. A summary of domestic and international net revenues to unaffiliated customers for the three-year period ended December 31, 1998, follows:

                                                1998        1997        1996
                                               -------     -------     -------
         Domestic                              $28,294     $35,924     $35,659
         International                          13,356      13,668      14,783
                                               -------     -------     -------
             Net revenues                      $41,650     $49,592     $50,442
                                               =======     =======     =======

The Company did not have revenues or transfers between geographic areas during 1996 or 1997, but began shipping to a distribution center in the United Kingdom in July 1998.

(13) EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

                                                 1998        1997        1996
                                                ------      ------      ------

      Net income                                $ (908)     $  323     $(11,595)
                                                ======      ======     ========
      Weighted average common shares
         outstanding                             8,099       8,139        8,104

      Dilutive effect of stock options              --         110           --
                                                ------      ------     --------
      Weighted average common and common
         equivalent shares outstanding           8,099       8,249        8,104
                                                ======      ======     ========

      Basic net income (loss) per share         $ (.11)     $  .04     $  (1.43)
                                                ======      ======     ========

      Diluted net income (loss) per share       $ (.11)     $  .04     $  (1.43)
                                                ======      ======     ========

(14) SUPPLEMENTAL FINANCIAL INFORMATION:

A summary of additions and deductions related to the allowances for accounts receivable and inventory for the years ended December 31, 1998, 1997 and 1996 follows:

                                     Balance at                       Balance at
                                     Beginning                          End of
                                     of Period  Additions  Deductions   Period
                                     ---------  ---------  ----------   ------
    ALLOWANCES FOR DOUBTFUL ACCOUNTS:

    Year ended December 31, 1998       $  892     $  401    $  (656)     $  637
                                       ======     ======    =======      ======

    Year ended December 31, 1997       $  582     $  490    $  (180)     $  892
                                       ======     ======    =======      ======

    Year ended December 31, 1996       $  521     $  833    $  (772)     $  582
                                       ======     ======    =======      ======
    ALLOWANCES FOR SALES RETURNS:

    Year ended December 31, 1998       $1,073     $5,375    $(5,056)     $1,392
                                       ======     ======    =======      ======

    Year ended December 31, 1997       $3,030     $2,970    $(4,927)     $1,073
                                       ======     ======    =======      ======

    Year ended December 31, 1996       $  919     $8,390    $(6,279)     $3,030
                                       ======     ======    =======      ======

    ALLOWANCES FOR INVENTORY VALUATION:

    Year ended December 31, 1998       $694       $  672    $  (692)     $674
                                       ====       ======    =======      ====

    Year ended December 31, 1997       $540       $2,833    $(2,679)     $694
                                       ====       ======    =======      ====

    Year ended December 31, 1996       $717       $  453    $  (630)     $540
                                       ====       ======    =======      ====

(15) UNAUDITED QUARTERLY FINANCIAL INFORMATION:

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended December 31, 1998. In addition, the table presents unaudited operating results for the first, second, and third quarters of 1998 as originally reported, and as restated. The Company restated its quarterly results for the first three quarters of 1998 to correct errors identified during the 1998 year-end audit. The errors were primarily attributable to system changes and turnover in the finance department that occurred during the first half of 1998. The corrections related primarily to various adjustments correcting the provision for sales returns, correcting software capitalization and amortization and inter-company account transactions.

                                      1998 Quarters (as originally reported)
                                      --------------------------------------
                                        First        Second          Third
                                        -----        ------          -----
  Net revenue                          $9,716        $11,125        $10,111
  Cost of revenue                       3,774          4,452          4,090
  Gross profit                          5,942          6,673          6,021
  Total operating expenses              5,768          6,059          5,756
  Net income (loss)                       173            541            393
  Net income (loss) per common share   $  .02        $   .07        $   .05

                                                    1998 Quarters (as restated)
                                       ------------------------------------------------------
                                        First       Second      Third      Fourth       Total
                                        -----       ------      -----      ------       -----
  Net revenue                          $ 9,716     $10,745     $10,111     $11,078     $41,650
  Cost of revenue                        3,791       4,448       4,156       5,508      17,903
  Gross profit                           5,925       6,297       5,955       5,570      23,747
  Total operating expenses               5,870       6,720       5,775       7,872      26,237
  Net income (loss)                         90        (242)        333      (1,089)       (908)
  Net income (loss) per common share   $   .01     $  (.03)    $   .04     $  (.13)    $  (.11)

                                                            1997 Quarters
                                       ------------------------------------------------------
                                        First       Second      Third      Fourth       Total
                                        -----       ------      -----      ------       -----
  Net revenue                          $11,113     $11,945     $12,391     $14,143     $49,592
  Cost of revenue                        4,347       5,004       5,335       5,580      20,266
  Gross profit                           6,766       6,941       7,056       8,563      29,326
  Total operating expense                8,297       6,864       6,520       7,573      29,254
  Net income (loss)                       (986)        132         332         845         323
  Net income (loss) per common share   $  (.12)    $   .02     $   .04     $   .10     $   .04

In the fourth quarter of 1998, significant adjustments included increases of $370 in anticipated sales returns, $200 was reserved for obsolete inventory, $200 was written-off for evaluation units not expected to be recovered, $800 was written-off for prepaid royalties for software products that are rapidly reaching obsolescence, and $430 was recorded in executive search and other professional fees.

The sum of quarterly earnings (loss) per share information may not agree to the annual amount due to the use of the treasury stock method of calculating earnings (loss) per share.

For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end with the fourth quarter ending on December 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning continuing directors, nominees and executive officers of the Company is set forth under the caption "Information Concerning Directors, Nominees and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be held May 24, 1999, which is incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's Proxy Statement is not being filed as a part hereof.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


          (a)  FINANCIAL STATEMENTS AND SCHEDULE.                       Page or
                                                                         Method
                                                                       of Filing
                                                                       ---------
          (i)  Financial Statements

               (1)  Independent Auditors' Report........................ Page 29

               (2)  Consolidated Financial Statements:

                    Balance Sheets - December 31, 1998 and 1997......... Page 30

                    Statements of Operations - For the Years
                    Ended December 31, 1998, 1997 and 1996.............. Page 31

                    Statements of Stockholders' Equity - For
                    the Years Ended December 31, 1998, 1997
                    and 1996............................................ Page 32

                    Statements of Cash Flows - For the Years
                    Ended December 31, 1998, 1997 and 1996.............. Page 33

                    Notes to Consolidated Financial Statements -
                    December 31, 1998, 1997 and 1996.................... Page 34

               (ii) Financial Statement Schedules

              (iii) See Item 14(c) below

                                                           Included in Auditors'
              Independent Auditors' Report................   Report at Page 29

              Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

          (b)  REPORTS OF FORM 8-K.

               During the last quarter of 1998, the Company filed no reports on Form 8-K.

          (c)  EXHIBITS.

Exhibit                                                               Page or
Number           Description                                      Method of Filing
------           -----------                                      ----------------
3.1     Amended  and   Restated   Certificate   of       Incorporated    by   reference   to
        Incorporation  of the  Company,  dated May       Exhibit    3.1    to    Form    S-1
        19, 1992                                         Registration   Statement  #33-52264
                                                         ("Form S-1 #33-52264")

3.2     Bylaws of the Company                            Incorporated    by   reference   to
                                                         Exhibit 3.2 to Form S-1 #33-52264

10.1    Lease    Agreement    between    Camelback       Incorporated    by   reference   to
        Associates II Limited  Partnership and the       Exhibit 10.5 to Form S-1 #33-52264
        Company  dated June 19, 1992,  relating to
        Company's principal offices and facilities

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

10.3    Non-Qualified Stock Option Plan                  Incorporated    by   reference   to
                                                         Exhibit 10.8 of Amendment  No. 1 to
                                                         Form S-1 #33-52264

10.4    Employee Stock Purchase Plan                     Incorporated    by   reference   to
                                                         Exhibit 10.9 of Amendment  No. 1 to
                                                         Form S-1 #33-52264

10.5    401(k) Retirement Savings Plan                   Incorporated    by   reference   to
                                                         Exhibit 10.12 to Form S-1 #33-52264

10.6    Non-Employee Directors Stock Option Plan         Incorporated    by   reference   to
                                                         Exhibit 4 to Form S-8 #33-67948

10.7    Annual Non-Employee Directors Stock Option       Incorporated    by   reference   to
        Plan                                             Exhibit 4 to Form S-8 #33-79070

10.8    Form  of   Indemnity   agreement   between       Incorporated    by   reference   to
        directors and certain  former  officers of       Exhibit 10.18 to Form S-1 #33-52264
        the Company, and the Company

10.9    Agreement  of  Purchase  and Sale of Stock       Incorporated    by   reference   to
        between  Optical Media  International  and       Exhibit 2 of Form 8-K Report  dated
        the Company dated June 6, 1995                   June 6, 1995

10.10   1994 Profit Sharing Plan                         Incorporated    by   reference   to
                                                         Exhibit  10.15 of Form 10-K  Report
                                                         dated December 31, 1993

10.11   Long-Term Incentive Plan                         Incorporated    by   reference   to
                                                         Exhibit  10.16 of Form 190K  Report
                                                         dated December 31, 1994

10.12   Deferred Compensation Plan                       Incorporated    by   reference   to
                                                         Exhibit  10.17 of Form 10-K  Report
                                                         dated December 31, 1994

10.13   Agreement  of  Purchase  and Sale of Stock       Incorporated    by   reference   to
        between  Logicraft   Information  Systems,       Exhibit 2 of Current Report on Form
        Inc.  and the Company  dated  December 17,       8-K dated December 17, 1996
        1996

10.14   1998 Director Compensation Plan                  Incorporated    by   reference   to
                                                         Appendix  A of the  Company's  1998
                                                         Proxy Statement

10.15   Consulting Agreement with Richard G. Meise       Filed herewith
10.16   Severance Agreement of Charles V. Mihaylo        Filed herewith
10.17   Agreement with Tim C. Furst                      Filed herewith
21      Subsidiaries of the Registrant                   Filed herewith
23      Consent of Deloitte & Touche LLP                 Filed herewith
24.1    Power of Attorney of Dianne C. Walker            Filed herewith
24.2    Power of Attorney of Roger C. Ferguson           Filed herewith
24.3    Power of Attorney of Steven G. Mihaylo           Filed herewith
24.4    Power of Attorney of William C. Turner           Filed herewith
24.5    Power of Attorney of Richard G. Meise            Filed herewith
24.6    Power of Attorney of Kent C. Mueller             Filed herewith
27      Financial Data Schedule                          Filed herewith

        (d)     See Item 14 (a) (ii).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MICROTEST, INC.

                                           /s/ Vincent C. Hren
                                           -------------------------------------
                                           Vincent C. Hren
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                       Title                       Date
------------------                       -----                       ----

---------------------------     Chairman of the Board             March 31, 1999
Kent C. Mueller*

/s/  Vincent C. Hren
---------------------------     President and Chief Executive     March 31, 1999
Vincent C. Hren                 Officer


/s/ Daniel J. Predovic          Vice President, Chief Financial   March 31, 1999
---------------------------     Officer, Secretary and Treasurer
Daniel J. Predovic              (Principal Financial and Accounting
                                Officer)

---------------------------
Roger C. Ferguson*              Director                          March 31, 1999

---------------------------
Richard G. Meise*               Director                          March 31, 1999

---------------------------
Steven G. Mihaylo*              Director                          March 31, 1999

---------------------------
William C. Turner*              Director                          March 31, 1999

---------------------------
Dianne C. Walker*               Director                          March 31, 1999


*By /s/  Vincent C. Hren
   ---------------------------                                    March 31, 1999
         Vincent C. Hren
         Attorney-in-Fact

BOARD OF DIRECTORS AND OFFICERS

BOARD OF DIRECTORS                            CORPORATE OFFICERS

KENT C. MUELLER                               VINCENT C. HREN
Chairman of the Board of Microtest, Inc.      President and Chief Executive
President and Chief Executive Officer,        Officer
Kent Mueller Ventures
                                              DANIEL J. PREDOVIC
VINCENT C. HREN                               Vice President, Chief Financial
President and Chief Executive Officer         Officer, Secretary and Treasurer
Microtest, Inc.
                                              DAVID R. COFFIN
STEVEN G. MIHAYLO                             Vice President, Research and
Chief Executive Officer and Secretary         Development
Inter-tel, Incorporated
                                              KLAUS M. ROMANEK
WILLIAM C. TURNER                             Vice President and Managing
Chairman                                      Director, European Operations
Argyle Atlantic Corporation

ROGER C. FERGUSON
Consultant

RICHARD G. MEISE
Consultant

DIANNE C. WALKER
Consultant

SHAREHOLDER INFORMATION

ANNUAL MEETING

The Microtest, Inc. 1999 Annual Meeting of Shareholders will be held at 10:00 a.m. Mountain Standard Time on Monday, May 24, 1999 at the Doubletree La Posada Resort, 4949 East Lincoln Drive, Scottsdale, Arizona.

SHAREHOLDER INFORMATION

Microtest common stock trades on the NASDAQ National Market under the symbol MTST. Shareholders and prospective investors are welcome to call, write or fax with questions or requests for additional information. Copies of Microtest's Report on Form-10K for the fiscal year ended December 31, 1998 and additional copies of this Annual Report may be obtained without charge by directing inquiries to:

         Microtest, Inc.
         Investor Relations
         4747 North 22nd Street
         Phoenix, Arizona 85016
         (602) 952-6400, Fax:  (602) 952-6604
         www.microtest.com

TRANSFER AGENT AND REGISTRAR

         American Stock Transfer & Trust Company
         40 Wall Street, 46th Floor
         New York, New York 10005

INDEPENDENT AUDITORS

         Deloitte & Touche LLP
         Phoenix, Arizona

INDEPENDENT COUNSEL

         Snell & Wilmer L.L.P.
         Phoenix, Arizona

CORPORATE HEADQUARTERS

         Microtest, Inc.
         4747 North 22nd Street
         Phoenix, Arizona 85016
         (602) 952-6400

BRANCH AND SUPPORT OFFICES

         Schaumburg, Illinois; Irvine, California; Nashua, New Hampshire; Crawley, England; Gottingen, Germany; Munich, Germany