Form 10-Q
period 1999-03-27
MICROTEST INC
filed 1999-05-11
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

             -------------------------------------------------------


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0 - 20666


                                 MICROTEST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                             86-0485884
    (State or other jurisdiction of     (IRS employer identification number)
             incorporation)

                             4747 NORTH 22ND STREET
                             PHOENIX, ARIZONA 85016
                                 (602) 952-6400
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.

                                    YES  X  NO
                                        ---    ---

       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APRIL 30, 1999).

                 COMMON STOCK, $.001 PAR VALUE: 8,289,136 SHARES

================================================================================

                        MICROTEST, INC. AND SUBSIDIARIES
                                      INDEX

                                                                 PAGE
                                                                 ----
PART I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements

              Consolidated Balance Sheets-
                 March 27, 1999 and December 31, 1998             3

              Consolidated Statements of Operations-
                 Three Months Ended
                 March 27, 1999 and
                 March 28, 1998 (as restated)                     4

              Consolidated Statements of Cash Flows-
                 Three Months Ended
                 March 27, 1999 and
                 March 28, 1998 (as restated)                     5

              Notes to Consolidated Financial Statements         6-9

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     10-14

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                     15

   Item 6.  Exhibits and Reports on Form 8-K                      15


SIGNATURE                                                         16

                        MICROTEST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                        March 27,   December 31,
                                                          1999         1998
                                                        --------      --------
                                                             (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $  8,399      $  9,618
     Restricted investments                                  515         1,124
     Receivables:
          Trade accounts, net of allowances
          of $1,475 and $2,029                             7,139         8,171
          Income taxes                                     2,943         2,897
     Inventories                                           6,481         6,572
     Prepaid expenses                                      1,312         1,148
     Deferred income taxes                                 1,888         1,556
                                                        --------      --------
         Total current assets                             28,677        31,086
                                                        --------      --------

PROPERTY AND EQUIPMENT                                    10,687        10,476
     Less accumulated depreciation                        (7,707)       (7,375)
                                                        --------      --------
         Net property and equipment                        2,980         3,101
                                                        --------      --------

OTHER ASSETS:
     Capitalized software, net                             1,810         1,894
     Deferred income taxes                                 1,519         1,519
     Other                                                 1,732         1,750
                                                        --------      --------
         Total other assets                                5,061         5,163
                                                        --------      --------
                                                        $ 36,718      $ 39,350
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                   $  3,207       $  4,152
     Accrued liabilities                                   3,194          2,922
     Accrued payroll and employee benefits                   929            860
     Accrued deferred compensation                           515          1,124
                                                        --------       --------
         Total current liabilities                         7,845          9,058
                                                        --------       --------

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value. Authorized
          15,000,000 shares; issued 8,289,136 shares
          as of March 27, 1999 and 8,253,585 as of
          December 31, 1998                                    8              8
     Additional paid-in capital                           32,999         32,916
     Accumulated deficit                                  (2,916)        (1,414)
     Less treasury stock, at cost, 232,520 shares         (1,218)        (1,218)
                                                        --------       --------
         Total shareholders' equity                       28,873         30,292
                                                        --------       --------
                                                        $ 36,718       $ 39,350
                                                        ========       ========

              The accompanying notes are an integral part of these
                             financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE MONTHS ENDED MARCH 27, 1999 AND MARCH 28,1998 (AS RESTATED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended
                                                                   (as restated)
                                                        March 27,      March 28,
                                                          1999           1998
                                                         -------       -------
                                                              (unaudited)

NET REVENUE                                              $ 9,001       $ 9,716
COST OF REVENUE                                            3,951         3,791
                                                         -------       -------
     Gross profit                                          5,050         5,925
                                                         -------       -------

OPERATING EXPENSES:
  Sales and marketing                                      3,177         3,088
  Research and development                                 1,701         1,747
  General and administrative                               1,402         1,035
  Special charge                                             524            --
                                                         -------       -------
     Total operating expenses                              6,804         5,870
                                                         -------       -------

INCOME (LOSS) FROM OPERATIONS                             (1,754)           55

     Other income, net                                        63            75
                                                         -------       -------
INCOME (LOSS) BEFORE INCOME TAXES                         (1,691)          130

INCOME TAXES (BENEFIT)                                      (306)           40
                                                         -------       -------
     Income (loss) before cumulative effect of
      a change in accounting principle                    (1,385)           90

CUMULATIVE EFFECT OF A CHANGE IN AN
  ACCOUNTING PRINCIPLE, NET OF RELATED TAXES                (117)           --
                                                         -------       -------
NET INCOME (LOSS)                                        $(1,502)      $    90
                                                         =======       =======

BASIC EARNINGS PER SHARE:
  Income (loss) before cumulative effect of
    a change in accounting principle                     $  (.17)      $   .01
  Cumulative effect of a change in accounting principle     (.02)           --
                                                         -------       -------
  Net income (loss)                                      $  (.19)      $   .01
                                                         =======       =======


  Weighted average common shares outstanding               8,049         8,189
                                                         =======       =======

DILUTED EARNINGS PER SHARE:
  Income (loss) before cumulative effect of
    a change in accounting principle                     $  (.17)      $   .01
  Cumulative effect of a change in accounting principle     (.02)           --
                                                         -------       -------
  Net income (loss)                                      $  (.19)      $   .01
                                                         =======       =======


Weighted average common shares outstanding                 8,049         8,371
                                                         =======       =======

    The accompanying notes are an integral part of these financial statements

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       THREE MONTHS ENDED MARCH 27, 1999 AND MARCH 28, 1998 (AS RESTATED)
                                 (IN THOUSANDS)

                                                                    Three Months Ended
                                                                               (as restated)
                                                                  March 27,       March 28,
                                                                     1999           1998
                                                                   --------       --------
                                                                         (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $ (1,502)      $     90
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
     Depreciation and amortization                                      494            300
     Change in accounts receivable allowance                           (554)           641
     Decrease in accounts receivable                                  1,586          3,711
     (Increase) decrease in income taxes receivable                     (46)           128
     (Increase) decrease in inventories                                  91            (98)
     (Increase) decrease in prepaid expenses and other assets          (146)           143
     Increase in deferred income taxes                                 (332)            --
     Decrease in accounts payable                                      (945)          (161)
     Increase (decrease) in accrued liabilities                         272         (2,272)
     Increase in accrued payroll and employee benefits                   69             88
                                                                   --------       --------
          Net cash provided by (used in) operating activities        (1,013)         2,570
                                                                   --------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                (211)           (87)
     Capitalized software                                               (78)          (193)
                                                                   --------       --------
          Net cash used in investing activities                        (289)          (280)
                                                                   --------       --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common and treasury stock                     83            183
                                                                   --------       --------
          Net cash provided by financing activities                      83            183
                                                                   --------       --------

 NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                (1,219)         2,473

 CASH AND CASH EQUIVALENTS, beginning of period                       9,618         11,547
                                                                   --------       --------

 CASH AND CASH EQUIVALENTS, end of period                          $  8,399       $ 14,020
                                                                   ========       ========

              The accompanying notes are an integral part of these
                             financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)      BASIS OF PRESENTATION:

         The accompanying consolidated financial statements include the accounts of Microtest, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three months ended March 27, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      INVENTORIES:

         Inventories consist of the following (in thousands):


                                                  March 27,        December 31,
                                                    1999              1998
                                                   -------           -------
                                                 (unaudited)
     Raw materials                                 $ 1,353           $ 1,946
     Work-in-process                                   130               100
     Finished goods                                  5,740             5,200
                                                   -------           -------
                                                     7,223             7,246
     Less allowance for inventory valuation           (742)             (674)
                                                   -------           -------
                                                   $ 6,481           $ 6,572
                                                   =======           =======

(3)      EARNINGS (LOSS) PER SHARE:

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                              (as restated)
                                                   March 27,    March 28,
                                                     1999         1998
                                                   ---------    ---------
         Net income (loss)                        $   (1,502)  $       90
                                                  ==========   ==========
         Weighted average common shares
            outstanding                                8,049        8,189

         Dilutive effect of stock options                  -          182
                                                  ----------   ----------
         Weighted average common and common
            equivalent shares outstanding              8,049        8,371
                                                  ==========   ==========

         Basic net income (loss) per share        $     (.19)  $      .01
                                                  ==========   ==========

         Diluted net income (loss) per share      $     (.19)  $      .01
                                                  ==========   ==========


(4)      SPECIAL CHARGE:

         During the quarter ended March 27, 1999, the Company recognized a special charge of $524,000 to recognize severance payments for the restructuring of the Company's management organization.

(5)      SEGMENTS:

         For organizational, marketing and financial reporting purposes, the Company has organized into two reportable business segments: (1) Network Test and Measurement ("NTM" formerly referred to as NMP), and (2) Network Attached Storage ("NAS" formerly referred to as NCP). In addition, the NAS business segment develops and sells CD-ROM networking systems and service maintenance contracts in the United States and Germany.

         The NTM business segment consists of products that are used by service providers and system integrators to perform critical cabling certification and network diagnostics. The NTM line consists of cable certification tools such as OMNIScanner, PentaScanner, CertiFiber, and network trouble shooting tools such as MICROSCANNER and COMPAS.

         The NAS business segment consists of products that address challenges associated with managing network devices and sharing large amounts of information within workgroups or enterprises. Network administrators, librarians and information resource professionals in organizations such as law firms, educational institutions, libraries and research facilities are some of the target markets for Microtest's NAS line. The NAS line consists primarily of Zerver and DiscPort products.

         The Company does not measure assets or operating expenses separately for the NTM and NAS business segments.

         Information related to the operations of the Company in different business segments for the first quarter ended March 27, 1999 and March 28, 1998 is set forth below.


                               NAS           NTM         Total
                             -------      --------     -------

Net revenue:       1999      $ 3,111      $  5,890     $ 9,001
                   1998        3,910         5,806       9,716

Gross profit:      1999        1,755         3,295       5,050
                   1998        2,440         3,485       5,925


                                                 March 27,      March 28,
                                                   1999           1998
                                                -----------    ----------

         Gross profit for reportable segments   $     5,050    $    5,925
         Unallocated amounts:
              Operating expenses                     (6,804)       (5,870)
              Net interest income                        63            75
                                                -----------    ----------
         Income (loss) before taxes             $    (1,691)   $      130
                                                ===========    ==========


(6)      MAJOR CUSTOMERS:

         Major customers accounting for more than 10% of total revenues for the first quarter ended March 27, 1999 and March 28, 1998, are summarized below. Percentage of revenue amount is not presented if less than 10%.

                                                 March 27,         March 28,
        Customer                                    1999              1998
        --------                                -------------     -------------

        Graybar Electric Company, Inc.              12%                -
        Tech Data Corporation                        -                13%

(7)      DOMESTIC AND INTERNATIONAL OPERATIONS:

         The Company markets its products domestically and internationally through its own direct sales organization and through a multiple channel, worldwide distribution network. A summary of domestic and international net revenues to unaffiliated customers for the first quarter ended March 27, 1999 and March 28, 1998, follows:

                                          March 27,       March 28,
                                            1999             1998
                                          ---------       ---------
         Domestic                       $     4,893       $   5,821
         International                        4,108           3,895
                                        -----------       ---------
             Net revenues               $     9,001       $   9,716
                                        ===========       =========

(8)   RESTATEMENT:

         The following table presents the Company's selected unaudited quarterly operating results for the first quarter ended March 28, 1998 as originally reported, and as restated. The Company restated its quarterly results for the first three quarters of 1998 to correct errors identified during the 1998 year-end audit. The errors were primarily attributable to system changes and turnover in the finance department that occurred during the first half of 1998. The corrections related primarily to various adjustments correcting the provision for sales returns, correcting software capitalization and amortization and intercompany account transactions.

                                             Quarter ended March 28, 1998
                                         -------------------------------------
                                         As originally reported    As restated
                                         ----------------------    -----------
         Net revenue                        $   9,716              $   9,716
         Cost of revenue                        3,774                  3,791
         Gross profit                           5,942                  5,925
         Total operating expenses               5,768                  5,870
         Net income                               173                     90
         Net income per common share -
           basic and diluted                $     .02              $     .01

(9)   COMMITMENTS AND CONTINGENCIES:

         The Company is involved in certain legal matters incidental to its business, the outcome of which is currently unknown. Management believes that the Company's liability, if any, with respect to such matters, will not have a material adverse affect on the Company's financial condition and results of operations.

         On March 8, 1999, a purported class action lawsuit was filed against Microtest, Inc. and certain former officers in the United States District Court for the District of Arizona. The suit claims that Microtest violated Section 10(b) of the Securities Exchange Act of 1934 by making public misrepresentations or failing to disclose material facts regarding its financial results. The suit was filed as a class action on behalf of all purchasers of Microtest stock between April 14, 1998 and March 2, 1999. A similar suit was filed on April 7, 1999, but has not, as of the date of this filing, been served on the Company. Microtest intends to vigorously defend these lawsuits. The eventual outcome of these claims cannot be predicted with any degree of legal certainty.

         The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to accounting matters of the Company. The SEC has not, to date, asserted any specific claims or remedy with respect to the Company.

                        MICROTEST, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company restated its quarterly results for the first three quarters of 1998 to correct errors identified during the 1998 year-end audit. The errors were primarily attributable to system changes and turnover in the finance department that occurred during the first half of 1998. The corrections related primarily to various adjustments correcting the provision for sales returns, correcting software capitalization and amortization and intercompany account transactions. See Note 8.

         REVENUE. Net revenue for the Company's first quarter ended March 27, 1999 was $9.0 million, a decrease of 7.4% from revenue of $9.7 million for the corresponding quarter last year. The overall decrease was primarily attributable to intensified competition and the Company's decision to withdraw from the low margin tower business. The lower than anticipated revenue from new DiscPort 2, DiscPort VT, and DiscZerver products were unable to offset the tower revenues.

         The Company distributes its products in both the U.S. and international markets. U.S. net revenues were $4.9 million and $5.8 million for the first quarters of 1999 and 1998, respectively, representing 54% of net revenue and 60% of net revenue, respectively, for those periods. The 16% decrease in U.S. net revenue in the first quarter of 1999 from the first quarter of 1998 resulted primarily from a decline in the sales of Network Attached Storage ("NAS") products.

         International sales were $4.1 million and $3.9 million for the first quarters of 1999 and 1998, respectively, representing 46% of net revenue and 40% of net revenue, respectively, for those periods. The 6% increase in international sales in the first quarter of 1999 from the first quarter of 1998 resulted primarily from increased sales in South America and Germany.

         GROSS PROFIT. The Company's gross profit was $5.1 million or 56% of net revenue and $5.9 million or 61% of net revenue for the three months ended March 27, 1999 and March 28, 1998, respectively. The decrease in the first quarter gross margin was primarily the result of an increase in warranty reserves and in the amortization of capitalized software over the same quarter last year. Warranty reserves were increased to reflect anticipated repair costs as the Company expands its international service capabilities. In addition, gross margins may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

         SALES AND MARKETING. Sales and marketing expenses were $3.2 million or 35% of net revenue and $3.1 million or 32% of net revenue for the first quarters of 1999 and 1998, respectively. The increase in marketing and sales expenses in absolute dollars for the first quarter of 1999 over the corresponding period in 1998 is due primarily to an increase of $200,000 in reserves for evaluation units that are outstanding and are not expected to be recovered.

         RESEARCH AND DEVELOPMENT. Research and development expenses remained constant at $1.7 million for the first quarters of 1999 and 1998, representing approximately 18% of net revenue. The Company capitalized approximately $78,000 and $193,000 during the first quarters ended March 27, 1999 and March 28, 1998, respectively, of software development costs for new products for which technological feasibility has been determined. These costs will be amortized over the expected number of units to be sold, or three years, whichever method is faster, and charged to cost of revenue. These amortization charges will result in lowering the Company's net income in future periods.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.4 million or 16% of net revenue, and $1.0 million or 11% of net revenue for the first quarters of 1999 and 1998, respectively. The increase in general and administrative expenses as a percentage of net revenue, as well as in aggregate dollars, for the first quarter of 1999 over the corresponding period in 1998 is due primarily to an increase in professional fees for additional first quarter work.

         SPECIAL CHARGE. The special charge recorded in the first quarter of 1999 represents severance expenses taken to recognize the restructuring of the Company's management organization.

         EFFECTIVE TAX RATE. The effective tax rate on income before income taxes was 18% for the first quarter ended March 27, 1999 and 31% for the corresponding period in the prior year. The effective tax rates differ from the expected statutory federal income tax rate for those periods as a result of the inclusion of state income taxes, tax benefits from the Company's Foreign Sales Corporation and Research and Development tax credits.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in an accounting principle, recorded in the first quarter of 1999, reflects the write-off of international product translation costs that had previously been capitalized. The write-off is in accordance with AICPA Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES."

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $8.4 million at March 27, 1999 compared to $9.6 million at December 31, 1998. Working capital was $20.8 million at March 27, 1999 compared to $22.0 million at December 31, 1998. The decrease in cash and cash equivalents and working capital was primarily a result of reductions in accounts payable and funding of the cash used in operating activities.

         The Company funds its working capital requirements on a short-term basis primarily through existing cash balances. The Company has no long-term obligations and anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's cash requirements for at least the next year.

         During the second quarter of 1997, the Company obtained a $10 million unsecured revolving credit facility with a bank that is utilized for general corporate and working capital purposes. The credit facility carries an interest rate equal to the bank's "Reference Rate" defined as the rate of interest in effect for such day as publicly announced from time to time by the bank as its reference rate or the Offshore Rate plus 1.50. Major convenants of the credit facility include: (1) the Company, on a consolidated basis, not incurring a net and operating loss in two consecutive quarters, (2) the Company maintaining a modified quick ratio of no less than 1.50, (3) the Company maintaining a tangible net worth of no less than 90% of the Company's tangible net worth at December 31, 1996, and (4) the Company not permitting its total liabilities to exceed .75 times tangible net worth. The Company and the bank are currently negotiating an amendment to the credit facility that will extend the expiration date to June 30, 1999. No amounts were outstanding under this credit facility as of March 27, 1999.

RISK FACTORS

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

YEAR 2000 ISSUES

         Like many other organizations, the year 2000 computer issue creates risks for the Company. Many computer systems were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates during or after the year 2000. To address these year 2000 issues, the Company has initiated a comprehensive assessment and remediation program to resolve any year 2000 issues with respect to its information technology ("IT") systems, its non-IT systems, products and the systems of third parties with which it has a material relationship. The Company estimates that as of May 6, 1999, it has completed approximately 90% of the effort it believes necessary or prudent to adequately address potential year 2000 issues they have identified.

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

         The non-IT systems section includes the hardware, software and associated embedded computer technologies that are used to operate Company facilities, equipment and other activities that are not related to IT systems. The Company's building management has provided the Company with a complete list of vendors indicating compliance. The current telephone system is compliant and long distance and local telephone service are compliant.

         The Company's current products and all planned future releases, with minor exceptions, are year 2000 compliant. Registered customers have been notified of non-compliant products and any available upgrade. This information was also made available on the Company's Web site as of June 1998.

         The Company is continuing the process of identifying, prioritizing and communicating with critical suppliers, distributors and customers to determine the extent to which the Company may be vulnerable in the event those parties fail to properly identify and remedy their own year 2000 issues. The Company believes that non-compliant systems related to the Company's top suppliers would present the greatest risk to the Company. Questionnaires have been sent to those suppliers and they have stated that they are compliant or expect compliance by the end of 1999. The Company intends to monitor the progress made by these critical third parties and formulate appropriate contingency and business continuation plans as needed.

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

         The total cost of the Company's year 2000 Plan is not expected to be material to the Company's financial condition. The estimated total cost of the Plan should not exceed $750,000 and is being funded through operating cash flows and existing cash balances. To date, the Company has incurred capital expenditures of approximately $350,000 related to this project. None of the Company's other information technology projects have been delayed or deferred as a result of the implementation of the year 2000 Compliance Plan. The Company does not expect that the incremental costs of this project will have a material adverse affect on the Company's consolidated financial statements or results of operations in any future periods.

         The costs of the year 2000 project and the dates on which the Company believes it will complete the year 2000 modifications and testing are based on management's best estimates. These were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those currently anticipated. Examples of factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and embedded technology and similar uncertainties. In addition, there can be no guarantee that the systems or products of other entities will be converted on a timely basis, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company.

         The Company presently believes it has an effective Compliance Plan in place to anticipate and resolve potential year 2000 issues in a timely manner. Concurrent with the remediation of the Company's systems and evaluation of third-party systems, the Company continues to develop contingency plans to mitigate the risks that could occur in the event of disruption due to non-compliant systems. Contingency plans may include looking for alternative suppliers, increasing inventory levels or other actions deemed prudent. It is expected that assessment, remediation and contingency planning activities will be on going throughout 1999 with the goal of appropriately resolving all material internal systems and third-party issues. Estimated costs associated with developing and implementing contingency measures are not currently estimable.

                        MICROTEST, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

         The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to accounting matters of the Company. The SEC has not, to date, asserted any specific claims or remedy with respect to the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit                                               Page or
Number    Description                                 Method of Filing
------    -----------                                 ----------------
3.1       Amended and Restated Certificate of         Incorporated by
          Incorporation of the Company dated          reference to Exhibit 3.1
          May 19, 1992                                to Form S-1 Registration
                                                      Statement #33-52264
                                                      ("Form S-1 #33-52264")

3.2       Bylaws of the Company                       Incorporated by reference
                                                      to Exhibit 3.2 to Form S-1
                                                      #33-52264

27        Financial Data Schedule                     Filed herewith

99        Private Securities Litigation Reform Act    Filed herewith
          of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

         (b) Reports on Form 8-K

         The Company filed a report on Form 8-K dated March 15, 1999, announcing that a class action lawsuit was filed against Microtest, Inc. and certain former officers in the United States District Court for the District of Arizona.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           MICROTEST, INC.


Date:  May 11, 1999                By     /s/ Vincent C. Hren
                                          -------------------------------------
                                          Vincent C. Hren
                                          President and Chief Executive Officer


                                   By     /s/ Daniel J. Predovic
                                          -------------------------------------
                                          Daniel J. Predovic
                                          Vice President, Secretary and Chief
                                          Financial Officer
                                          (Principal Financial Officer)