Form 10-Q
period 1999-06-26
MICROTEST INC
filed 1999-08-10
CIK 891920

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0 - 20666

                                 MICROTEST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     86-0485884
-------------------------------             ------------------------------------
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

                               Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 6, 1999).

                 Common Stock, $.001 par value: 8,310,746 shares
================================================================================

                        MICROTEST, INC. AND SUBSIDIARIES
                                      INDEX

                                                                       Page
                                                                       ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets-
            June 26, 1999 and December 31, 1998                           3

          Consolidated Statements of Operations-
            Three Months and Six Months Ended
            June 26, 1999 and June 27, 1998 (as restated)                 4

          Consolidated Statements of Cash Flows-
            Three Months and Six Months Ended
            June 26, 1999 and June 27, 1998 (as restated)                 5

          Notes to Consolidated Financial Statements                    6-9

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             10-14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                              15

  Item 4. Submission of Matters to a Vote by Security Holders            15

  Item 6. Exhibits and Reports on Form 8-K                               16

SIGNATURE                                                                17

                        MICROTEST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                     June 26,       December 31,
ASSETS                                                 1999            1998
                                                     --------        --------
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                          $  6,605        $  9,618
  Restricted investments                                  517           1,124
  Receivables:
    Trade accounts, net of allowances of $1,097
      and $2,029                                        6,851           8,171
    Income taxes                                        2,973           2,897
  Inventories                                           5,603           6,572
  Prepaid expenses                                        602           1,148
  Deferred income taxes                                 1,580           1,556
                                                     --------        --------
        Total current assets                           24,731          31,086
                                                     --------        --------
PROPERTY AND EQUIPMENT                                 10,565          10,476
  Less accumulated depreciation                        (7,970)         (7,375)
                                                     --------        --------
    Net property and equipment                          2,595           3,101
                                                     --------        --------
OTHER ASSETS:
  Capitalized software, net                             1,634           1,894
  Deferred income taxes                                 1,519           1,519
  Other                                                 1,405           1,750
                                                     --------        --------
        Total other assets                              4,558           5,163
                                                     --------        --------
                                                     $ 31,884        $ 39,350
                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  2,167        $  4,152
  Accrued liabilities                                   3,572           2,922
  Accrued payroll and employee benefits                   703             860
  Accrued deferred compensation                           517           1,124
                                                     --------        --------
        Total current liabilities                       6,959           9,058
                                                     --------        --------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value. Authorized
    15,000,000 shares; issued 8,289,136
    shares as of June 26, 1999 and 8,253,585
    as of December 31, 1998                                 8               8
  Additional paid-in capital                           32,999          32,916
  Accumulated deficit                                  (6,864)         (1,414)
  Less treasury stock, at cost, 232,520 shares         (1,218)         (1,218)
                                                     --------        --------
        Total stockholders' equity                     24,925          30,292
                                                     --------        --------
                                                     $ 31,884        $ 39,350
                                                     ========        ========

   The accompanying notes are an integral part of these financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended          Six Months Ended
                                                 ----------------------     ----------------------
                                                            (as restated)             (as restated)
                                                 June 26,      June 27,     June 26,     June 27,
                                                   1999          1998         1999        1998
                                                 --------      --------     --------     --------
                                                      (unaudited)                (unaudited)
NET REVENUE                                       $ 9,595      $10,745      $18,596      $20,461
COST OF REVENUE                                     4,639        4,448        8,590        8,239
Special charge for write-down of
  discontinued product inventories                    803           --          803           --
                                                  -------      -------      -------      -------
    Gross profit                                    4,153        6,297        9,203       12,222
                                                  -------      -------      -------      -------
OPERATING EXPENSES:
  Sales and marketing                               3,071        3,269        6,248        6,357
  Research and development                          2,079        1,920        3,780        3,667
  General and administrative                        1,660        1,531        3,062        2,566
  Special charges                                     982           --        1,506           --
                                                  -------      -------      -------      -------
    Total operating expenses                        7,792        6,720       14,596       12,590
                                                  -------      -------      -------      -------
LOSS FROM OPERATIONS                               (3,639)        (423)      (5,393)        (368)

    Other income, net                                  --          102           63          178
                                                  -------      -------      -------      -------
LOSS BEFORE INCOME TAXES                           (3,639)        (321)      (5,330)        (190)
INCOME TAXES (BENEFIT)                                306          (79)          --          (38)
                                                  -------      -------      -------      -------
  Loss before cumulative effect of a change
    in an accounting principle                     (3,945)        (242)      (5,330)        (152)
CUMULATIVE EFFECT OF A CHANGE IN AN
  ACCOUNTING PRINCIPLE, NET OF RELATED TAXES           --           --         (117)          --
                                                  -------      -------      -------      -------
NET LOSS                                          $(3,945)     $  (242)     $(5,447)     $  (152)
                                                  =======      =======      =======      =======
BASIC AND DILUTED LOSS PER SHARE:
Loss before change in an accounting principle     $  (.49)     $  (.03)     $  (.68)     $  (.02)

Cumulative effect of a change in an accounting
  principle                                            --           --         (.01)          --
                                                  -------      -------      -------      -------
Net loss                                          $  (.49)     $  (.03)     $  (.69)     $  (.02)
                                                  =======      =======      =======      =======
Weighted average common shares outstanding          8,057        8,127        8,053        8,165
                                                  =======      =======      =======      =======

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           Six Months Ended
                                                        ----------------------
                                                                   (as restated)
                                                        June 26,      June 27,
                                                          1999          1998
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:                         (unaudited)
  Net loss                                              $ (5,447)     $   (152)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                          1,298           743
    Loss on disposition of equipment                         142            --
    Change in accounts receivable allowances                (932)         (105)
    Decrease in accounts receivable                        2,252         2,989
    (Increase) decrease in income taxes receivable           (76)           12
    Decrease in inventories                                  969           275
    Decrease in prepaid expenses and other assets            891           372
    Increase in deferred income taxes                        (24)           --
    Decrease in accounts payable                          (1,985)         (596)
    Increase (decrease) in accrued liabilities               650        (1,581)
    (Increase) decrease in accrued payroll and
      employee benefits                                     (157)          155
                                                        --------      --------
       Net cash provided by (used in) operating
        activities                                        (2,419)        2,112
                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (483)         (533)
  Capitalized software                                      (194)         (514)
                                                        --------      --------
       Net cash used in investing activities                (677)       (1,047)
                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (purchase) sale of common and
    treasury stock                                            83          (546)
                                                        --------      --------
       Net cash provided by (used in) financing
         activities                                           83          (546)
                                                        --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        (3,013)          519

CASH AND CASH EQUIVALENTS, beginning of period             9,618        11,547
                                                        --------      --------
CASH AND CASH EQUIVALENTS, end of period                $  6,605      $ 12,066
                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of Microtest, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared by the Company. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three months and six months ended June 26, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) INVENTORIES:

     Inventories consist of the following (in thousands):

                                                         June 26,   December 31,
                                                          1999         1998
                                                         -------      -------
                                                       (unaudited)
     Raw materials                                       $ 1,314      $ 1,946
     Work-in-process                                         175          100
     Finished goods                                        5,172        5,200
                                                         -------      -------
                                                           6,661        7,246
     Less allowance for inventory valuation               (1,058)        (674)
                                                         -------      -------
                                                         $ 5,603      $ 6,572
                                                         =======      =======

(3) BASIC AND DILUTED LOSS PER SHARE:

     The following table sets forth the computation of basic and diluted net loss per share:

                                    Three Months Ended       Six Months Ended
                                   -------------------     -------------------
                                            (as restated)          (as restated)
                                   June 26,    June 27,    June 26,   June 27,
                                    1999        1998        1999       1998
                                   -------     -------     -------    -------
Net loss                           $(3,945)    $  (242)    $(5,447)   $  (152)
                                   =======     =======     =======    =======

Weighted average common
  shares outstanding                 8,057       8,127       8,053      8,165

Dilutive effect of stock options        --          --          --         --
                                   -------     -------     -------    -------
Weighted average common and common
  equivalent shares outstanding      8,057       8,127       8,053      8,165
                                   =======     =======     =======    =======
Basic and diluted net loss
  per share                           (.49)       (.03)    $  (.69)   $  (.02)
                                   =======     =======     =======    =======

(4) SPECIAL CHARGE:

     During the quarter ended June 26, 1999, the Company recognized a special charge of $1.8 million related to its plan to exit the integrated high-end CD-ROM enterprise systems business. The pre-tax special charge primarily consists of $982,000 in employee severance and benefits, future lease payments, the write-off of fixed assets and capitalized software, and an increase in the allowance for evaluation units. The charge also includes $803,000 for the write-down of discontinued product inventories that is included as a component of cost of revenue.

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

     In the second quarter the Company announced the discontinuation of its operations in the high-end CD-ROM enterprise system business. Exiting the enterprise business, included as a part of the NAS business segment, allows the Company to focus the Network Attached Storage Division exclusively on entry level NAS thin-server appliances for the workgroup and remote office market.

     The Company does not measure assets or operating expenses separately for the NTM and NAS business segments.

     Information related to the operations of the Company in different business segments for the second quarter and six months ended June 26, 1999 and June 27, 1998 is set forth below.

                               Quarter Ended               Six Months Ended
                        ---------------------------   --------------------------
                          NAS       NTM      Total      NAS      NTM      Total
                        -------   -------   -------   -------  -------   -------
Net revenue:     1999   $ 3,612   $ 5,983   $ 9,595   $ 6,723  $11,873   $18,596
                 1998     3,322     7,423    10,745     7,232   13,229    20,461

Gross profit:    1999       959     3,194     4,153     2,714    6,489     9,203
                 1998     1,850     4,447     6,297     4,290    7,932    12,222


                                     Quarter Ended          Six Months Ended
                                  --------------------    --------------------
                                           (as restated)           (as restated)
                                  June 26,    June 27,     June 26,   June 27,
                                    1999        1998        1999        1998
                                  --------    --------    --------    --------
Gross profit for reportable
  segments                        $  4,153    $  6,297    $  9,203    $ 12,222
Unallocated amounts:
    Operating expenses              (7,792)     (6,720)    (14,596)    (12,590)
    Net interest income                 --         102          63         178
                                  --------    --------    --------    --------
Loss before taxes                 $ (3,639)   $   (321)   $ (5,330)   $   (190)
                                  ========    ========    ========    ========

(6) MAJOR CUSTOMERS:

     Major customers accounting for more than 10% of total revenues for the quarter and six months ended June 26, 1999 and June 27, 1998, are summarized below. Percentage of revenue amount is not presented if less than 10%.

                                          Quarter Ended       Six Months Ended
                                       -------------------   -------------------
                                       June 26,   June 27,   June 26,   June 27,
Customer                                 1999       1998       1999       1998
                                       --------   --------   --------   --------
Tech Data                                 --         12%        --         12%
Ingram Micro                              --         17%        --         11%
Graybar Electric Company, Inc.            11%        --         12%        --

(7) DOMESTIC AND INTERNATIONAL OPERATIONS:

     The Company markets its products domestically and internationally through its own direct sales organization and through a multiple channel, worldwide distribution network. A summary of domestic and international net revenues to unaffiliated customers for the quarter and six months ended June 26, 1999 and June 27, 1998, follows:

                                  Quarter Ended            Six Months Ended
                               --------------------      --------------------
                                         (as restated)             (as restated)
                               June 26,     June 27,     June 26,     June 27,
                                1999         1998         1999         1998
                               -------      -------      -------      -------
Domestic                       $ 5,984      $ 8,091      $10,877      $13,912
International                    3,611        2,654        7,719        6,549
                               -------      -------      -------      -------
  Net revenues                 $ 9,595      $10,745      $18,596      $20,461
                               =======      =======      =======      =======

(8) RESTATEMENT:

     The following table presents the Company's selected unaudited quarterly operating results for the second quarter and six months ended June 27, 1998 as originally reported, and as restated. The Company restated its quarterly results for the first three quarters of 1998 to correct errors identified during the 1998 year-end audit. The errors were primarily attributable to system changes and turnover in the finance department that occurred during the first half of 1998. The corrections related primarily to various adjustments correcting the provision for sales returns, correcting software capitalization and amortization and inter-company account transactions.

                                  Quarter Ended            Six Months Ended
                              ----------------------     ---------------------
                            As Originally              As Originally
                              Reported    As restated    Reported    As restated
                              --------      --------     --------     --------
Net revenue                   $ 11,125      $ 10,745     $ 20,841     $ 20,461
Cost of revenue                  4,452         4,448        8,226        8,239
Gross profit                     6,673         6,297       12,615       12,222
Total operating expenses         6,059         6,720       11,827       12,590
Net income (loss)                  541          (242)         714         (152)
Net income per common
  share - basic and diluted   $    .07          (.03)         .09         (.02)

(9) COMMITMENTS AND CONTINGENCIES:

     The Company is involved in certain legal matters incidental to its business, the outcome of which is currently unknown. Management believes that the Company's liability, if any, with respect to such matters, will not have a material adverse affect on the Company's financial condition and results of operations.

     On March 8, 1999, a purported class action lawsuit was filed against Microtest, Inc. and certain former officers in the United States District Court for the District of Arizona. The suit claims that Microtest violated Section 10(b) of the Securities Exchange Act of 1934 by making public misrepresentations or failing to disclose material facts regarding its financial results. The suit was filed as a class action on behalf of all purchasers of Microtest stock between April 14, 1998 and March 2, 1999. A similar suit was filed April 7, 1999. Microtest intends to vigorously defend these lawsuits. The eventual outcome of these claims cannot be predicted with any degree of legal certainty.

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

     REVENUE. Net revenue for the Company's second quarter ended June 26, 1999 was $9.6 million, a decrease of 11% from revenue of $10.7 million for the corresponding quarter last year. Net revenue for the six months ended June 26, 1999 was $18.6 million, a decrease of 9% from revenue of $20.5 million for the corresponding period last year. The decrease for the quarter was primarily because of product shipments originally scheduled for the second quarter were delayed at customer request into early July. The decrease year over year was also attributable to intensified competition and the Company's decision to withdraw from the low margin tower business. The lower than anticipated revenue from the new DiscZerver products were unable to offset the decreased tower revenues.

     The Company distributes its products in both the U.S. and international markets. U.S. net revenues were $6.0 million, or 62% of net revenues, and $8.1 million, or 75% of net revenues, for the second quarters of 1999 and 1998, respectively. U.S. net revenues were $10.9 million, or 58% of net revenue, and $13.9 million, or 68% of net revenue, for the six months ended June 26, 1999 and June 27, 1998, respectively. The decrease in U.S. net revenue for the quarter and six months ended June 26, 1999,was primarily attributable to intensified competition.

     International sales were $3.6 million, or 38% of net revenue, and $2.6 million, or 25% of net revenue, for the second quarters of 1999 and 1998,respectively. International sales were $7.7 million, or 42% of net revenue, and $6.5 million, or 32% of net revenue, for the first six months of 1999 and 1998, respectively. The increase in international sales in the second quarter of 1999 and six months ended June 26, 1999, resulted primarily from increased sales in South America and Europe.

     GROSS PROFIT. The Company's gross profit was $4.2 million, or 44% of net revenue, and $6.3 million, or 59% of net revenue, for the second quarters ended June 26, 1999 and June 27, 1998, respectively. Gross profit was $9.2 million, or 49% of net revenue, and $12.2 million, or 60% of net revenue, for the six months ended June 26, 1999 and June 27, 1998, respectively. The decrease in the second quarter and first six months gross margins as a percentage of net revenue from 1998 to 1999 was primarily attributable to a decrease in revenue and increases in amortization of capitalized software, volume rebates, changes in product mix and returns, and an adjustment in the cost of revenue portion of the returns reserve. In addition, gross margin was adversely affected by a special charge of $803,000. The special charge represents the write-down of discontinued product inventories as a result of the Company's exit from the high-end CD-ROM enterprise business.

     SALES AND MARKETING. Sales and marketing expenses were $3.1 million, or 32% of net revenue, and $3.3 million, or 30% of net revenue, for the second quarters of 1999 and 1998, respectively. Sales and marketing expenses were $6.2 million, or 34% of net revenue, and $6.4 million, or 31% of net revenue, for first six months of 1999 and 1998, respectively. The decrease in sales and marketing expenses in absolute dollars for the second quarter of 1999 and the first six months of 1999 over the corresponding periods in 1998 is due primarily to reduced cooperative advertising expenses. In addition, sales promotion expenses, which were charged to sales and marketing expense in the prior year, have been recorded as reduction of revenue in the current year. The increase in sales and marketing expenses as a percentage of net revenue for the second quarter and first six months of 1999 over the corresponding periods in the prior year is primarily due to an overall decrease in the Company's revenue.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $2.1 million, or 22% of net revenue, and $1.9 million, or 18% of net revenue, for the second quarters of 1999 and 1998, respectively. For the first six months of 1999, research and development expenses were $3.8 million, or 20% of net revenue, compared with $3.7 million, or 18% of net revenue, for the same period of 1998. The increase in research and development expenses for the second quarter and six months ended June 26, 1999 compared with the same periods in the prior year, is primarily attributable to the substantial completion of a third-party research and development project in the current quarter of approximately $300,000. In addition, capitalized software for the six months ended June 26, 1999 compared with the same period in the prior year decreased by over $300,000 as a result of the completion of certain research and development projects.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.7 million, or 17% of net revenue, and $1.5 million, or 14% of net revenue, for the second quarters of 1999 and 1998, respectively. For the six months ended June 26, 1999 general and administrative expenses were $3.1 million, or 16% of net revenue, compared with $2.6 million, or 13% of net revenue, for the corresponding period in the prior year. The increase in general and administrative expenses as a percentage of net revenue, as well as in aggregate dollars, for the second quarter of 1999 over the corresponding period in 1998 is due primarily to the resolution of certain sales tax related issues. The increase in general and administrative expenses for the six months ended June 26, 1999 compared with the same period in the prior year is also attributable to additional expenses for professional fees.

     SPECIAL CHARGE. In the second quarter of 1999 the Company recorded a special charge under operating expenses for its plan to exit the high-end CD-ROM enterprise system business. This charge represents employee severance and benefits, future lease payments, the write-off of fixed assets and capitalized software and an increase in the Company's allowance for evaluation units. The charge also includes a write-down of discontinued product inventories that was included as a component of cost of revenue. The special charge of $524,000 recorded in the first quarter of 1999, represents severance expenses recorded to recognize the restructuring of the Company's management organization.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle, recorded in the first quarter of 1999, reflects the write-off of international product translation costs that had previously been capitalized. The write-off is in accordance with AICPA Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES."

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $6.6 million at June 26, 1999 compared to $9.6 million at December 31, 1998. Working capital was $17.8 million at June 26, 1999 compared to $22.0 million at December 31, 1998. The decrease in cash and cash equivalents and working capital was primarily a result of reductions in accounts payable, purchase of equipment and funding of the cash used in operating activities.

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

YEAR 2000 ISSUES

     Like many other organizations, the year 2000 computer issue creates risks for the Company. Many computer systems were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates during or after the year 2000. To address these year 2000 issues, the Company has initiated a comprehensive assessment and remediation program to resolve any year 2000 issues with respect to its information technology ("IT") systems, its non-IT systems, products and the systems of third parties with which it has a material relationship. The Company estimates that as of August 1, 1999, it has completed approximately 99% of the effort it believes necessary or prudent to adequately address potential year 2000 issues they have identified.

     The IT systems section of its year 2000 program focuses on the Company's computer hardware and software. The Company has completed the assessment phase of its program. The Company's current IT systems which were determined not to be compliant have been replaced or otherwise corrected for compliance. The remediation phase for IT systems is completed, although some minor systems may be converted later in 1999.

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

     The Company's current products and all planned future releases, with minor exceptions, are year 2000 compliant. Registered customers have been notified of non-compliant products and any available upgrade. This information has also been made available on the Company's Web site since June 1998.

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

     The total cost of the Company's year 2000 Plan is not expected to be material to the Company's financial condition. The total cost of the Plan is being funded through operating cash flows. The Company anticipates that the remaining expenditures to complete the Company's year 2000 Plan are less than $20,000. None of the Company's other information technology projects have been delayed or deferred as a result of the implementation of the year 2000 Compliance Plan. The Company does not expect that the incremental costs of this project will have a material adverse affect on the Company's consolidated financial statements or results of operations in any future periods.

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

                        MICROTEST, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time the Company is involved in various legal proceedings incidental to its business. Management does not believe that any current legal proceedings will have a material adverse affect on the financial condition or operating results of the Company, but there can be no assurances in this regard. On March 8, 1999, a purported class action lawsuit was filed against Microtest, Inc. and certain former officers in the United States District Court for the District of Arizona. The suit claims that Microtest violated Section 10(b) of the Securities Exchange Act of 1934 by making public misrepresentations or failing to disclose material facts regarding its financial results. The suit was filed as a class action on behalf of all purchasers of Microtest stock between April 14, 1998 and March 2, 1999. A similar suit was filed April 7, 1999. Microtest intends to vigorously defend these lawsuits. The eventual outcome of these claims cannot be predicted with any degree of legal certainty.

     The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to accounting matters of the Company. The SEC has not, to date, asserted any specific claims or remedy with respect to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Shareholders' Meeting was held on May 24, 1999.

     (b) At the Annual Shareholders' Meeting, proposals were considered for (i) the election of Roger C. Ferguson and Vincent C. Hren as Class III Incumbent Directors to serve for three year terms and (ii) an increase in the maximum number of shares of the Company's common stock available for sale under the Employee Stock Purchase Plan from 200,000 shares to 400,000 shares.

          The director-nominees were elected and the increase to the amount of shares available for sale under the Employee Stock Purchase Plan was approved with the voting results as follows:

Proposal                            Votes For   Votes Against   Votes Withheld   Abstained   Not Voted
--------                            ---------   -------------   --------------   ---------   ---------
Election of Roger C. Ferguson
as a Class III Incumbent Director   6,493,356       86,179            --              --      1,709,601

Election of Vincent C. Hren as
a Class III Incumbent Director      6,495,420       84,115            --              --      1,709,601

Approval of an increase to the
maximum number of shares
available under the
Employee Stock Purchase Plan        6,334,425      218,705            --           26,405     1,709,601

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

10.18    Non-Qualified Stock Option Agreement with     Filed herewith
         Vincent C. Hren

27       Financial Data Schedule                       Filed herewith

99       Private Securities Litigation Reform Act      Filed herewith
         of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

     (b)  Reports on Form 8-K

          None.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        MICROTEST, INC.


August 10, 1999                         /s/ Vincent C. Hren
                                        ----------------------------------------
                                        Vincent C. Hren
                                        President and Chief Executive Officer


August 10, 1999                         /s/ Daniel J. Predovic
                                        ----------------------------------------
                                        Daniel J. Predovic
                                        Vice President, Chief Financial
                                        Officer, Secretary and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)