Form 10-Q
period 1999-09-25
MICROTEST INC
filed 1999-11-08
CIK 891920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999

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

                                Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 5, 1999).

                 Common stock, $.001 par value: 8,311,895 shares

================================================================================

                        MICROTEST, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets-
                September 25, 1999 and December 31, 1998                     3

             Consolidated Statements of Operations-
                Three Months and Nine Months Ended
                September 25, 1999 and September 26, 1998
                (as restated)                                                4

             Consolidated Statements of Cash Flows-
                Nine Months Ended September 25, 1999 and
                September 26, 1998 (as restated)                             5

             Notes to Consolidated Financial Statements                     6-9

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10-14


PART II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                                15

     Item 6. Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                    16

                        MICROTEST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     September 25,  December 31,
                                                         1999           1998
                                                        --------     --------
ASSETS                                                (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                             $  6,468     $  9,618
  Restricted investments                                     603        1,124
  Receivables:
    Trade accounts, net of allowances of $1,137
      and $2,029                                           8,660        8,171
    Income taxes                                           2,969        2,897
  Inventories                                              4,113        6,572
  Prepaid expenses                                           693        1,148
  Deferred income taxes                                    1,580        1,556
                                                        --------     --------
      Total current assets                                25,086       31,086
                                                        --------     --------

PROPERTY AND EQUIPMENT:                                   10,736       10,476
  Less accumulated depreciation                           (8,329)      (7,375)
                                                        --------     --------
      Net property and equipment                           2,407        3,101
                                                        --------     --------

OTHER ASSETS:
  Capitalized software, net                                1,457        1,894
  Deferred income taxes                                    1,519        1,519
  Other                                                    1,332        1,750
                                                        --------     --------
      Total other assets                                   4,308        5,163
                                                        --------     --------
                                                        $ 31,801     $ 39,350
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  1,939     $  4,152
  Accrued liabilities                                      2,606        2,922
  Accrued payroll and employee benefits                    1,159          860
  Accrued deferred compensation                              603        1,124
                                                        --------     --------
      Total current liablilities                           6,307        9,058
                                                        --------     --------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value. Authorized
    15,000,000 shares; issued 8,311,895 shares
    as of September 25, 1999 and 8,253,585 as
    of December 31, 1998                                       8            8
  Additional paid-in capital                              33,042       32,916
  Accumulated deficit                                     (6,338)      (1,414)
  Less treasury stock, at cost, 232,520 shares            (1,218)      (1,218)
                                                        --------     --------
      Total stockholders' equity                          25,494       30,292
                                                        --------     --------
                                                        $ 31,801     $ 39,350
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           ---------------------------   ---------------------------
                                                                         (as restated)                 (as restated)
                                                           September 25,  September 26,  September 25,  September 26,
                                                               1999           1998           1999           1998
                                                             --------       --------       --------       --------
                                                                   (unaudited)                   (unaudited)

NET REVENUE                                                  $ 11,297       $ 10,111       $ 29,893       $ 30,572
COST OF REVENUE                                                 5,146          4,156         13,736         12,395
Special charge for write-down of
  discontinued product inventories                                 --             --            803             --
                                                             --------       --------       --------       --------
Gross profit                                                    6,151          5,955         15,354         18,177
                                                             --------       --------       --------       --------
OPERATING EXPENSES:
  Sales and marketing                                           2,985          2,571          9,233          8,928
  Research and development                                      1,726          1,800          5,506          5,467
  General and administrative                                    1,220          1,404          4,282          3,970
  Special charge (credit)                                        (230)            --          1,276             --
                                                             --------       --------       --------       --------
      Total operating expenses                                  5,701          5,775         20,297         18,365
                                                             --------       --------       --------       --------
INCOME (LOSS) FROM OPERATIONS                                     450            180         (4,943)          (188)
  Other income, net                                                73             81            136            258
                                                             --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                                 523            261         (4,807)            70
INCOME TAXES (BENEFIT)                                             --            (72)            --           (111)
                                                             --------       --------       --------       --------
  Income (loss) before cumulative effect of a change
    in an accounting principle                                    523            333         (4,807)           181
CUMULATIVE EFFECT OF A CHANGE IN AN
  ACCOUNTING PRINCIPLE, NET OF RELATED TAXES                       --             --           (117)            --
                                                             --------       --------       --------       --------
NET INCOME (LOSS)                                            $    523       $    333       $ (4,924)      $    181
                                                             ========       ========       ========       ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (loss) before change in an accounting principle       $    .06       $    .04       $   (.60)      $    .02
Cumulative effect of a change in an accounting principle           --             --           (.01)            --
                                                             --------       --------       --------       --------
Net income (loss)                                            $    .06       $    .04       $   (.61)      $    .02
                                                             ========       ========       ========       ========
Weighted average common and common
  equivalent shares outstanding                                 8,123          8,068          8,062          8,132
                                                             ========       ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Nine Months Ended
                                                             ----------------------------
                                                             September 25,  September 26,
                                                                 1999           1998
                                                                -------       --------
CASH FLOW FROM OPERATING ACTIVITIES:                                 (unaudited)
  Net income (loss)                                              (4,924)           181
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                                   1,834            897
  Loss on disposition of equipment                                  142             --
  Change in accounts receivable allowances                         (892)          (428)
  Decrease in accounts receivable                                   403          3,365
  Increase in income tax receivable                                 (72)          (106)
  (Increase) decrease in inventories                              2,459           (206)
  (Increase) decrease in prepaid expenses and other assets          873           (134)
  Increase in deferred income taxes                                 (24)            --
  Decrease in accounts payable                                   (2,213)          (589)
  Decrease in accrued liabilities                                  (316)        (1,354)
  Increase in accrued payroll and employee benefits                 299            147
                                                                -------       --------
      Net cash provided by (used in) operating activities        (2,431)         1,773
                                                                -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (651)          (678)
  Capitalized software                                             (194)          (771)
                                                                -------       --------
      Net cash used in investing activities                        (845)        (1,449)
                                                                -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (purchase of) common and treasury stock             126           (897)
                                                                -------       --------
      Net cash provided by (used in) financing activities           126           (897)
                                                                -------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (3,150)          (573)

CASH AND CASH EQUIVALENTS, beginning of period                    9,618         11,547
                                                                -------       --------
CASH AND CASH EQUIVALENTS, end of period                        $ 6,468       $ 10,974
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

     The accompanying unaudited consolidated financial statements have been prepared by the Company. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three months and nine months ended September 25, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) INVENTORIES:

     Inventories consist of the following (in thousands):

                                                 September 25,  December 31,
                                                      1999          1998
                                                 -------------  ------------
                                                  (unaudited)

     Raw materials                                  $ 1,035        $ 1,946
     Work-in-process                                     81            100
     Finished goods                                   3,575          5,200
                                                    -------        -------
                                                      4,691          7,246
     Less allowance for inventory valuation            (578)          (674)
                                                    -------        -------
                                                    $ 4,113        $ 6,572
                                                    =======        =======

(3) BASIC AND DILUTED INCOME (LOSS) PER SHARE:

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                               Three Months Ended            Nine Months Ended
                                          ----------------------------  ----------------------------
                                                         (as restated)                 (as restated)
                                          September 25,  September 26,  September 25,  September 26,
                                              1999           1998           1999           1998
                                          -------------  -------------  -------------  -------------
     Net income (loss)                       $  523         $  333         $(4,924)        $  181
                                             ======         ======         =======         ======
     Weighted average common shares
       outstanding                            8,078          8,068           8,062          8,132

     Dilutive effect of stock options            45             --              --             --
                                             ------         ------         -------         ------
     Weighted average common and common
       equivalent shares outstanding          8,123          8,068           8,062          8,132
                                             ======         ======         =======         ======
     Basic and diluted net income (loss)
       per share                             $  .06         $  .04         $  (.61)        $  .02
                                             ======         ======         =======         ======

(4) SPECIAL CHARGE (CREDIT):

     During the quarter ended September 25, 1999, the Company recorded a $230,000 special credit as part of its exit from the integrated high-end enterprise systems business. The credit relates to the sale of the Company's active enterprise maintenance contracts and its enterprise customer database. For the nine months ended September 25, 1999, the Company recorded net special charges of $2.1 million relating to its exit from the enterprise systems business and to restructure its management organization. The pre-tax special charge primarily consists of $1.5 million in employee severance and benefits, future lease payments, the write-off of fixed assets and capitalized software, and an increase in the allowance for evaluation units. The charge also includes $803,000 for the write-down of discontinued product inventories that is included as a component of cost of revenue.

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

     The NAS business segment consists of products that address challenges associated with managing network devices and sharing large amounts of information within workgroups. Network administrators, librarians and information resource professionals in organizations such as law firms, educational institutions, libraries and research facilities are some of the target markets for the Company's NAS product line. The NAS line consists primarily of thin server products marketed under the name Zerver.

     In the second quarter the Company announced the discontinuation of its operations in the high-end CD-ROM enterprise system business. Exiting the enterprise business, included as a part of the NAS business segment, allows the Company to focus the Network Attached Storage Division exclusively on entry level NAS thin server appliances for the workgroup and remote office market.

     The Company currently does not measure assets or operating expenses separately for the NTM and NAS business segments. Information related to the operations of the Company in different business segments for the third quarter and nine months ended September 25, 1999 and September 26, 1998 is set forth below:

                            Quarter Ended                Nine Months Ended
                     --------------------------    -----------------------------
                       NAS      NTM      Total       NAS        NTM       Total
                       ---      ---      -----       ---        ---       -----
Net revenue:   1999  $ 2,790  $ 8,507  $ 11,297    $ 9,908   $ 19,985   $ 29,893
               1998    3,063    7,048    10,111     10,295     20,277     30,572

Gross profit:  1999    1,472    4,679     6,151      4,188     11,166     15,354
               1998    2,060    3,895     5,955      6,350     11,827     18,177

                                               Quarter Ended              Nine Months Ended
                                       ----------------------------  ----------------------------
                                                      (as restated)                 (as restated)
                                       September 25,  September 26,  September 25,  September 26,
                                           1999           1998            1999          1998
                                       -------------  -------------  -------------  -------------
Gross profit for reportable segments      $ 6,151        $ 5,955        $ 15,354       $ 18,177
Unallocated amounts:
Operating expenses                         (5,701)        (5,775)        (20,297)       (18,365)
Interest income, net                           73             81             136            258
                                          -------        -------        --------       --------
Income (loss) before taxes                $   523        $   261        $ (4,807)      $     70
                                          =======        =======        ========       ========

(6) MAJOR CUSTOMERS:

     Major customers accounting for more than 10% of total revenues for the quarter and nine months ended September 25, 1999 and September 26, 1998, are summarized below. Percentage of revenue amount is not presented if less than 10%.

                                      Quarter Ended                Nine Months Ended
                               ----------------------------   ----------------------------
                               September 25,  September 26,   September 25,  September 26,
Customer                           1999           1998            1999           1998
--------                       -------------  -------------   -------------  -------------
Tech Data Corporation               --             --              --             11%
Anixter                             10%            12%             --             10%
Ingram Micro, Inc.                  --             13%             --             12%
Graybar Electric Company, Inc.      16%            --              13%            --

(7) DOMESTIC AND INTERNATIONAL OPERATIONS:

     The Company markets its products domestically and internationally through its own direct sales organization and through a multiple channel, worldwide distribution network. A summary of domestic and international net revenues to unaffiliated customers for the quarter and nine months ended September 25, 1999 and September 26, 1998, follows:

                                   Quarter Ended         Nine Months Ended
                               ---------------------   ---------------------
                                         (as restated)           (as restated)
                               Sept. 25,   Sept. 26,   Sept. 25,   Sept. 26,
                                  1999       1998        1999        1998
                                -------     -------     -------     -------
     Domestic                   $ 7,518     $ 7,182     $18,394     $21,094
     International                3,779       2,929      11,499       9,478
                                -------     -------     -------     -------

         Net revenues           $11,297     $10,111     $29,893     $30,572
                                =======     =======     =======     =======

(8) RESTATEMENT:

     The following table presents the Company's selected unaudited quarterly operating results for the third quarter and nine months ended September 26, 1998 as originally reported, and as restated. The Company restated its quarterly results for the first three quarters of 1998 to correct errors identified during the 1998 year-end audit. The errors were primarily attributable to system changes and turnover in the finance department that occurred during the first half of 1998. The corrections related primarily to various adjustments correcting the provision for sales returns, correcting software capitalization and amortization, and intercompany account transactions.

                                Quarter Ended              Nine Months Ended
                          -------------------------   --------------------------
                          As Originally               As Originally
                             Reported   As Restated      Reported    As Restated
                          ------------- -----------   -------------  -----------
Net revenue                  $10,111      $10,111         $30,952      $30,572
Cost of revenue                4,090        4,156          12,316       12,395
Gross profit                   6,021        5,955          18,636       18,177
Total operating expenses       5,756        5,775          17,583       18,365
Net income                       393          333           1,107          181
Net income per common
  share - basic and
  diluted                    $   .05      $   .04         $   .14      $   .02

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

                        MICROTEST, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops and markets Network Test and Measurement ("NTM") and Network Attached Storage ("NAS") products. The NTM products perform critical cabling certification and network diagnostics. The NAS line consists primarily of thin server products that allow the sharing of information among local area network users.

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

     The Company has made significant changes to address the issues that led to the need for the restatement of earnings. The Company revised its strategic direction and exited the integrated high-end CD-ROM enterprise systems business. These efforts resulted in increased revenue and a return to profitability in the third quarter of 1999, despite the Company's exit from the enterprise systems business.

RESULTS OF OPERATIONS

     REVENUE. Net revenue for the Company's third quarter ended September 25, 1999 was $11.3 million, an increase of 12% from revenue of $10.1 million for the corresponding quarter last year. Net revenue for the nine months ended September 25, 1999 was $29.9 million, a decrease of 2% from revenue of $30.6 million for the corresponding period last year. The increase in net revenue for the third quarter of 1999 over 1998 was attributed to the increase in sales across the Company's NTM and NAS product lines worldwide. Third quarter NAS revenue increased significantly over the 1998 quarter, but the increase was not sufficient to make up for the loss of revenue resulting from the Company's exit from the integrated high-end CD-ROM enterprise systems and DiscPort/CD tower business. The decrease in net revenue for the nine month period ended September 25, 1999 when compared to the corresponding period in 1998 was primarily a result of the Company's efforts to reduce distribution channel inventories. NAS DiscZerver revenue increased significantly since its introduction in the second quarter of 1998, but was not able to offset the decline in revenue caused by decreased distribution sales and the Company's exit from the enterprise systems business.

     The Company distributes its products in both the U.S. and international markets. U.S. net revenue increased 4% to $7.5 million, or 67% of net revenues, in the third quarter of 1999 from $7.2 million, or 71% of net revenues, for the same quarter last year. U.S. net revenue decreased 12% to $18.4 million, or 62% of net revenues, for the first nine months of 1999 from $21.0 million, or 69% of net revenues, for the same period in 1998.

     The increase in U.S. revenue for the third quarter of 1999 was primarily attributable to increased NTM and NAS product demand for the OMNIScanner, the new OMNIFiber, and DiscZerver offset in part by the decline in revenue caused by decreased distribution sales. The overall decrease in U.S. revenue in both the aggregate and as a percentage of total net revenues for the nine month ended

September 25, 1999 resulted from the decline in revenue caused by decreased distribution sales and the Company's exit from the enterprise systems business.

     International sales were $3.8 million, or 34% of net revenue, and $2.9 million, or 29% of net revenue, for the third quarters of 1999 and 1998, respectively. International sales were $11.5 million, or 38% of net revenue, and $9.5 million, or 31% of net revenue, for the first nine months of 1999 and 1998, respectively. The increase in international sales as a percentage of net revenue, as well as in aggregate dollars, in the third quarter of 1999 and the nine months ended September 25, 1999 over the same period in 1998, resulted primarily from increased sales of the OMNIScanner and DiscZerver products worldwide.

     GROSS PROFIT. The Company's gross profit was $6.2 million, or 55% of net revenue, and $6.0 million, or 59% of net revenue, for the third quarters ended September 25, 1999 and September 26, 1998, respectively. Gross profit was $15.4 million, or 52% of net revenue, and $18.2 million, or 60% of net revenue, for the nine months ended September 25, 1999 and September 26, 1998, respectively. The decrease in the third quarter and first nine months gross margins as a percentage of net revenue from 1998 to 1999 was primarily attributable to a decrease in high margin DiscPort software revenue, and increases in the amortization of capitalized software, volume rebates, and changes in product mix. In addition, gross margin for the nine month period in 1999 was adversely affected by a special charge of $803,000. The special charge represents the write-down of discontinued product inventories as a result of the Company's exit from the high-end CD-ROM enterprise business.

     SALES AND MARKETING. Sales and marketing expenses were $3.0 million, or 26% of net revenue, and $2.6 million, or 26% of net revenue, for the third quarters of 1999 and 1998, respectively. For the first nine months of 1999 and 1998, sales and marketing expenses were $9.2 million, or 31% of net revenue, and $8.9 million, or 29% of net revenue, respectively. The increase in sales and marketing expenses in absolute dollars for the third quarter of 1999 and the first nine months of 1999 over the corresponding periods in 1998 is primarily due to increases in commissions, marketing expenses and expenses relating to demo and evaluation units.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $1.7 million, or 16% of net revenue, and $1.8 million, or 18% of net revenue, for the third quarters of 1999 and 1998, respectively. For the first nine months of 1999 and 1998, research and development expenses were $5.5 million, or 18% of net revenue. Research and development expenses in absolute dollars for the third quarter and the first nine months of 1999 and 1998 remained constant, although the capitalization of software development costs decreased by $577,000. This decrease was a result of the Company's completion of products under development early in the third quarter of 1999. The Company capitalized these product development costs in accordance with Statement of Financial Accounting Standard No. 86. In the third quarter of 1999 the Company changed its development process, and believes that new product development is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no costs have been capitalized in the third quarter of 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.2 million, or 11% of net revenue, and $1.4 million, or 14% of net revenue, for the third quarters of 1999 and 1998, respectively. For the nine months ended September 25, 1999 general and administrative expenses were $4.3 million, or 14% of net revenue, compared with $4.0 million, or 13% of net revenue, for the corresponding period in the prior year. The decrease in general and administrative expenses as a percentage of net revenue, as well as in aggregate dollars, for the third quarter of 1999 over the corresponding period in 1998 is due primarily to the reduction in the allowance for doubtful accounts. The increase in general and administrative expenses for the nine months ended
September 25, 1999 compared with the same period in the prior year is attributable to the resolution of certain sales tax related issues and additional expenses for professional fees.

     SPECIAL CHARGE (CREDIT). During the quarter ended September 25, 1999, the Company recorded a $230,000 special credit as part of its exit from the integrated high-end enterprise systems business. The credit relates to the sale of the Company's active enterprise maintenance contracts and its enterprise customer database. For the nine months ended September 25, 1999, the Company recorded net special charges of $2.1 million relating to its exit from the enterprise systems business and to restructure its management organization. The pre-tax special charge primarily consists of $1.5 million in employee severance and benefits, future lease payments, the write-off of fixed assets and capitalized software, and an increase in the allowance for evaluation units. The charge also includes $803,000 for the write-down of discontinued product inventories that is included as a component of cost of revenue.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle, recorded in the first quarter of 1999, reflects the write-off of international product translation costs that had previously been capitalized. The write-off is in accordance with AICPA Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES."

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $6.5 million at September 25, 1999 compared to $9.6 million at December 31, 1998. Working capital was $18.8 million at September 25, 1999 compared to $22.0 million at December 31, 1998. The decrease in cash and cash equivalents and working capital was primarily a result of purchases of equipment and funding of the net loss for the nine month period.

     The Company funds its working capital requirements on a short-term basis primarily through existing cash balances and operating cash flows. The Company has no long-term obligations and anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's cash requirements for at least the next year.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     In passing the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), Congress encouraged public companies to make "forward-looking statements"(1) by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify both its written and oral forward-looking statements for protection under the PSLRA.

     To qualify oral forward-looking statements for protection under the PSLRA, a readily available written document must identify important factors that could cause actual results to differ materially from those in the forward-looking statements. The Company provides the following information in connection with its continuing effort to qualify forward-looking statements for the safe harbor protection of the PSLRA.

     Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to these

--------
1 "Forward-looking statements" can be identified by use of words such as "expect," "believe," "estimate," "project," "forecast," "anticipate," "plan," and similar expressions.

inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time.

     Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following: (1) changes in the Company's product and customer mix; (2) introduction of new products by the Company or its competitors; (3) pricing pressures and economic conditions in the United States, Europe and the Pacific Rim; (4) the economic condition of the computer industry;
(5) failure of the Company to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological advances, satisfy diverse and evolving customer requirements, or otherwise achieve market acceptance; (6) loss of or reduction in purchases by certain of the Company's distributors and VARs; (7) any reduction in sales of the Company's OMNIScanner or Zerver products from which the Company derives substantially all of its revenue; (8) the inability of the Company to accurately monitor end user demand for its products;
(9) unanticipated product returns to the extent such returns exceed the Company's reserves; (10) the cost, quality and availability of third-party components used in the Company's systems; (11) the loss of any of the Company's third-party manufacturers or key suppliers; (12) any disruption or reduction in the future supply of key components currently obtained from limited sources;
(13) defects in the Company's products that could cause delays in product introductions and shipments, cause loss of or delays in market acceptance, result in increased costs, require design modifications or impair customer satisfaction; (14) inventory writedowns, product returns or price protection credits that exceed the Company's estimates; (15) the inability of the Company to expand its international operations in a timely and cost effective manner, as well as other risks in conducting business internationally; (16) recruiting, hiring and retaining the services of key engineering, sales and marketing, management and manufacturing personnel; (17) failure of the Company to protect its proprietary information and technology; and (18) the inability of the Company or failure of the Company's vendors to become year 2000 complaint. Any of the foregoing events could have a material adverse affect on the Company's business, financial condition, and results of operations.

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

     The IT systems section of its year 2000 program focuses on the Company's computer hardware and software. The Company has completed the assessment phase of its program. The Company's current IT systems which were determined not to be compliant have been replaced or otherwise corrected for compliance. The remediation phase for IT systems has been completed.

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

     The Company's current products and all planned future releases, with minor exceptions, are year 2000 compliant. Registered customers have been notified of non-compliant products and any available upgrade. This information has also been made available on the Company's Website since June 1998.

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

     The total cost of the Company's year 2000 Plan is not expected to be material to the Company's financial condition. The total cost of the Plan is being funded through existing cash balances and operating cash flows. The Company anticipates that the remaining expenditures to complete the Company's year 2000 Plan are less than $20,000. None of the Company's other information technology projects have been delayed or deferred as a result of the implementation of the year 2000 Compliance Plan. The Company does not expect that the incremental costs of this project will have a material adverse affect on the Company's consolidated financial statements or results of operations in any future periods.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit                                               Page or
Number    Description                                 Method of Filing
------    -----------                                 ----------------

3.1       Amended and Restated Certificate of         Incorporated by reference
          Incorporation of the Company dated          to Exhibit 3.1 to Form S-1
          May 19, 1992                                Registration Statement
                                                      #33-52264 ("Form S-1
                                                      #33-52264")

3.2       Bylaws of the Company                       Incorporated by reference
                                                      to Exhibit 3.2 to Form S-1
                                                      #33-52264

27        Financial Data Schedule                     Filed herewith


     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    MICROTEST, INC.



November 5, 1999                    /s/ Vincent C. Hren
                                    --------------------------------------------
                                    Vincent C. Hren
                                    President and Chief Executive Officer




November 5, 1999                    /s/ Daniel J. Predovic
                                    --------------------------------------------
                                    Daniel J. Predovic
                                    Vice President, Chief Financial Officer,
                                      Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)