Form 10-K405
period 1999-12-31
MICROTEST INC
filed 2000-03-30
CIK 891920

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0 - 20666
                                 MICROTEST, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  86-0485884
----------------------------------------------   ------------------------------------
(State or other jurisdiction of Incorporation)   (IRS employer identification number)

                             4747 North 22nd Street
                             Phoenix, Arizona 85016
                                 (602) 952-6400
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

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

                                   Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $135,701,691 based on the closing sale price as reported by the Nasdaq National Market on March 20, 2000.

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 20, 2000 was 8,672,125 shares of Common Stock ($.001 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

Materials from the Registrant's Proxy Statement relating to its 2000 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS..............................................................................    2

PART I..................................................................................................    3
ITEM 1    BUSINESS......................................................................................    3
ITEM 2    PROPERTIES....................................................................................   14
ITEM 3    LEGAL PROCEEDINGS.............................................................................   14
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................   15

PART II.................................................................................................   16
ITEM 5    MARKET FOR THE COMPANY'S COMMON EQUITY SECURITIES AND RELATED SHAREHOLDER
          MATTERS.......................................................................................   16
ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA..........................................................   18
ITEM 7    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS....................................................................................   19
    Item 7A     Quantitative and Qualitative Disclosures About Market Risk..............................   28
ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................   28
ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE....................................................................................   48

PART III................................................................................................   48
ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............................................   48
ITEM 11   EXECUTIVE COMPENSATION........................................................................   48
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................   48
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................   48

PART IV.................................................................................................   49
ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................   49

FORWARD-LOOKING STATEMENTS:

         This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities and Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to our products or services, as well as assumptions relating to the foregoing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in the "Business" section and in the "Market for the Company's Common Equity Securities and Related Shareholder Matters" section in this Report.

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

         Microtest, Inc. is a Delaware corporation founded in 1984. We are a leading producer of network test and measurement products and network storage and application servers. Our two product families, Network Test and Measurement
(NTM) and Network Appliance and Storage (NAS), include products for computerized networks from local area networks (LANs) to intranets and the Internet.

         Our NTM line of handheld network certification and troubleshooting tools are used in the installation and operation of networks. The NTM product range has devices for testing fiber optic and copper networks, as well as, active operational LANs. Our handheld scanners quickly:

         -        test networks to industry standards,
         - certify whether network cabling will support proposed network infrastructure,
         -        monitor network activity and utilization,
         -        pinpoint cabling problems, and
         -        provide documentation of network infrastructure.

         Our NTM products cost effectively increase network productivity and reliability by reducing network downtime.

         We introduced OMNIScanner2 to our line of NTM products during November 1999. OMNIScanner2 is a second generation cable Category 5E, Category 6 and Category 7 digital field cable tester and is an enhancement of the industry's first such device, the OMNIScanner. The OMNIScanner2 employs proprietary frequency domain digital signal processing technology to deliver dynamic range and accuracy similar to a laboratory network analyzer. These products are the first field network testers capable of testing Category 7 cabling systems. Significant changes are occurring within the network cabling industry and each major cabling standard is undergoing revision to incorporate new measurements, higher bandwidth and higher levels of performance. We believe that these changes in cabling standards may create a replacement market for Category 5 field testing and certification devices, since the new requirements may make products sold prior to 1998 technologically obsolete.

         Our OMNIFiber product was introduced during August 1999 and is capable of testing both multi-mode and single mode fiber optic cable. We believe that the OMNIFiber is positioned to address the growing demand for certifying premise fiber optic networks. During October 1999, we introduced SimpliFiber, a line of entry level fiber optic LED and laser light sources with a matched power loss meter.

         Our NAS product line consists of a family of server appliances and storage products, that we call Zervers. Server appliances are network infrastructure devices designed to facilitate the exchange of information over a computing network. Server appliances differ from general purpose servers in that they are designed to perform specific functions and thus provide users with ease of use, reliability, and lower cost. Our server appliances use Linux as an open source operating system and encompass hard disk storage (HDD) devices, as well as optical (CD-ROM and DVD-ROM) storage devices. Our products are designed to enable organizations to develop, store, manage, and access information and knowledge bases with ease.

         We introduced a Linux-based server appliance called the FileZerver during March 2000. This product is targeted at workgroup and departmental users of network attached storage devices and provides users with storage, file sharing, retrieval and file management capabilities. We have also announced the development of the LinuxZerver, a product similar to the FileZerver, but targeted to Original Equipment Manufacturers (OEMs) and integrators that may want to customize the software capabilities of a server appliance. We added the DiscZerver to our NAS product line during June 1998. DiscZerver is a high performance workgroup and department optical CD/DVD server appliance employing unique CD/DVD image caching technology that increases network access performance while reducing network access costs for shared CD/DVD applications. These servers join our WebZerver(TM) workgroup intranet appliance in extending our line of network attached storage devices and appliances.

INDUSTRY BACKGROUND

         The world's dependence on computerized networks creates increasing pressure for improved network performance and reliability, starting at the point of fiber or copper cable installation. As more demands are placed on the network, products that maintain and enhance the performance and integrity of the network and that ensure network compliance with continuously changing U.S. and international standards and technologies will become more important. This will likely result in greater dependence upon and increased reliability requirements for these network products. To offset growing complexities in networking, the products used to maintain the networks will need to be easy to use, install, manage and own.

         Each year, there are new standards, new protocols, faster data requirements, enhanced operating systems, better data storage options, new peripheral hardware, more advanced topologies and signaling options, and additional cabling options. In particular, 1999 saw significant progress towards new standards for Category 5E and Category 6 cabling. Support of these standards requires higher bandwidth (250 MHz), higher dynamic range and new measurements (return loss, power sum near end crosstalk ("NEXT"), equal level far end crosstalk and power sum equal level far end crosstalk). Furthermore, Gigabit Ethernet cabling standards require test capabilities that are not yet available in the vast majority of existing field test equipment. Many premise network installations now include at least some percentage of fiber optic cabling. Verifying these fiber networks within the same testing context as the copper structured wiring is important to installer productivity. Many networks incorporate a variety of different technologies and it is this trend toward complexity that is creating demand for products that manage network assets. Many of these standards are in development and it is uncertain when each will become finalized.

         Organizations of all sizes continue to migrate mission-critical operations and information to their networks. The work environment is becoming more dependent on organizations' ability to store, retrieve and manage large volumes of data associated with the explosive growth of information available from the Internet. Companies are also challenged with the need to facilitate the efficient sharing of information among multiple users across computer networks. The move toward intranets for information capture and distribution also continues to gain momentum. There is a growing demand for products and technologies that maximize network device and information sharing capabilities. NAS appliances have been developed to address these challenges faced by organizations in developing their computer network infrastructure.

         Historically, these network storage and data management needs have been addressed with optical CD/DVD storage devices and appliances. However, demand for hard disk NAS devices has increased dramatically and demand for optical NAS devices has steadied as the cost of hard disk storage has decreased. Significant growth in the demand for network attached storage appliances has been predicted by several industry organizations.

MARKET FOR THE COMPANY'S PRODUCTS

         NTM Products. The advancements of equipment and technologies enabling high-speed data transmission over twisted-pair wiring and fiber optic cabling continue to increase in number and complexity. Ensuring that existing or newly installed structured wiring can handle these high data speeds is a critical step in minimizing network downtime, lost productivity and data transmission problems. Service providers, systems integrators and data communication ("datacom") installers worldwide use our NTM products to perform critical testing and certification functions for modern unshielded twisted-pair ("UTP"), fiber optic network systems and legacy cabling. Newer products, such as our OMNIFiber test device, perform similar certification functions for fiber optic cabling. Once the network cabling is installed and the network is running, diagnostic features and management software products continue to help users troubleshoot network problems with speed and accuracy minimizing network downtime and increasing user productivity.

         Telco technicians, low-voltage contractors and electrical contractors are joining datacom installers in the installation of premise-based computer networks. These new classes of prospects may expand our NTM market.

         NAS Products. Our NAS products address the challenges associated with managing devices and sharing large amounts of information within workgroups. The market for NAS products include devices with both hard disk storage and optical storage capabilities. Our newer NAS product offerings are offered to integrators, Value Added Resellers ("VARs") and OEMs. Optical NAS products appeal to network administrators, librarians and information resource professionals in all kinds of organizations. Law firms, educational institutions, libraries and research facilities are some of the target markets for our NAS line. Our products can be sold as a solution to network storage challenges or as an appliance engine that these customers can customize in order to address specific network appliance solutions. Our NAS products may be appealing to hard disk manufacturers as a means to bundle their storage devices with our product to create an additional sales opportunity for them.

COMPANY STRATEGY

         Our strategy is to offer network test and measurement products and network attached storage appliances in order to make computer and telecommunications networks more reliable and mission-critical information easier to share and use.

         We provide a variety of easy-to-use hand held products and network attachable hardware and software products, all designed to address complex network management problems. Our strategy is to provide NTM product offerings that address expected future demand for test, measurement and diagnostic devices associated with the utilization and growth of premise and campus computer networks. These networks will be comprised of the emerging Category 5E, Category 6 and Category 7 UTP copper cabling as well as single mode and multi-mode fiber optic cabling and wireless systems. We also expect to position ourselves to address the growing future market for in-home computer networks. Our NAS strategy is to design, market and sell network server appliance products that provide users with easy-to-operate, scalable, reliable and cost effective solutions.

         The NAS market is divided into several segments that spans a wide range of capabilities and prices. The enterprise NAS market is a high-end market segment generally served by companies significantly larger than we are. In prior years, we offered an optical NAS device directed at this segment. During 1999, we refocused our strategy and discontinued our high-end enterprise CD-ROM enterprise systems business. We are currently focused on the workgroup and departmental NAS market segment for our server appliance products. Our offerings to this segment will primarily be our hard drive FileZerver and LinuxZerver products. We believe that our product cost, reliability, scalability and ease of use are appealing to this segment. Also, we believe that accelerating demands for electronic data storage as a result of increased Internet usage, increased usage of applications such as data warehousing and data mining and emerging applications associated with voice and video uses are driving additional need for network-centric storage devices. Several industry publications are predicting substantial growth in the NAS hard drive market over the next several years.

PRODUCTS

         We are a technology leader in providing network test and measurement products (an industry segment we created through our patented cable radar technology). We also offer a line of network attached storage devices, referred to as server appliances.

         NTM Products. Datacom installers and network administrators use our NTM products to instantly pinpoint physical cabling problems, which can be a primary cause of network downtime. We design tools with easy-to-use keypads for entering commands and LCD screens for displaying results. Our NTM products handle the various types of networks and cables and certify that cable installations will meet the link performance requirements, as well as, major industry standards, such as those issued by the following:

         -        International Standards Organization ("ISO"),
         -        Comite European de Normalisation Electrotechnique ("CENELEC"),
         -        Telecommunications Industry Association ("TIA"), and
         -        Electronics Industry Association ("EIA").

         Our test and measurement products utilize a variety of technologies, including Time Domain Reflectometry, Digital Signal Processing, proprietary ASICs that we have developed and RF signaling technology. These technologies and our experience and know-how is incorporated into intuitive, easy-to-use, hand-held instruments that allow cabling and network professionals to use these powerful technological tools with little or no training.

         Our handheld cable test devices quickly:

         -        verify installed structured wiring,
         -        pinpoint connector or patch cord problems,
         - certify whether network cabling will support a proposed network signaling system, and
         -        monitor and diagnose network activity.

         Our NTM products operate across multiple fiber optic and copper cable types and computer networking systems and cost effectively increase network productivity and reliability by reducing network downtime. Sales of NTM products accounted for 69%, 64% and 56% of our total revenues in 1999, 1998 and 1997, respectively.

         A partial listing of current products in our NTM line is as follows:

         Fiber Optic Cable                Copper Cable                      Network
          Testing Devices             Certification Devices           Diagnostic Devices
          ---------------             ---------------------         ----------------------
        -  OMNIFiber(TM)              - OMNIScanner2(TM)            - MICROSCANNER(TM)
        -  CertiFiber(TM)             - OMNIScanner(TM)             - COMPAS Internet (TM)
        -  SimpliFiber(TM)            - PentaScanner(TM)350         - COMPAS NT(TM)
                                      - PentaScanner+(TM)           - COMPAS Netware(TM)

FIBER OPTIC TESTING DEVICES --

         OMNIFIBER was introduced during August 1999 and transforms our copper cable testing devices into a fiber optic tool for testing and certification of multimode and single-mode fiber premise networks. OMNIFiber measures optical loss, delay, and length over two fibers simultaneously and compares the results against the selected LAN standard for instant pass/fail analysis, using a "one button" autotest feature. OMNIFiber can store up to 1,000 autotests. Saved results can be uploaded to a PC using our software in order to create reports and manage accumulated data.

         CERTIFIBER is the original multimode fiber certification tool. CertiFiber measures optical loss, delay, and length over two fibers simultaneously. The results are compared against the applicable LAN standard for instant pass/fail analysis. CertiFiber has storage and upload features similar to the OMNIFiber.

         SIMPLIFIBER was also introduced during 1999. It is an affordably priced optical source and power meter kit designed to measure the loss of multimode and single-mode fiber optic cables. It is designed for simple connection to networks and the wavelength of the source and meter units are automatically synchronized. SimpliFiber has storage and upload features similar to our other fiber optic test devices.

COPPER CABLE CERTIFICATION DEVICES --

         OMNISCANNER2 AND OMNISCANNER are capable of certifying all cabling classes from Category 3 through Category 6 and testing Category 7 cable up to 300 MHz, an industry first. The OMNIScanners are the only field testers capable of making accurate measurements on Category 7 cabling. OMNIScanner2 was introduced during 1999 and is a second generation advanced cabling certification instrument. It includes productivity and usage advancements over the OMNIScanner while maintaining OMNIScanner's full digital vector measurement system, which delivers industry leading accuracy and dynamic range. The OMNIScanner2 supports removable mass storage flash cards for storing thousands of custom configurations and autotest results.

         OMNIScanner is a significant challenge for competitive products and was introduced for well over a year prior to the introduction of a similar product offering from competitors. OMNIScanner with Scanlink(TM) provides a powerful combination of high bandwidth certification and cable management software. Installers that are testing to Category 5E and draft Category 6 standards are moving to the OMNIScanner2 product because pre-existing field test products are incapable of making the demanding measurements that these standards require. Evaluations of the OMNIScanner2 from industry experts as well as independent laboratory analyses indicate the OMNIScanner accurately meets, and even surpasses, all of the new requirements. As the rate of these new cabling technologies, such as Category 5E and Category 6 increases, so will the demand for additional products such as OMNIScanner2.

         PENTASCANNER 350 includes all of the Technical Service Bulletin 67 Level II functionality and accuracy of PentaScanner+ and is the only Category 5 tester with Performance Grading. Performance Grading measures and rates the quality of high-performance links by analyzing the available headroom at 100 MHz and offers a variety of qualitative performance grading data, not just a pass/fail test result. PentaScanner 350 also shows the available headroom for future growth of the LAN. Using PentaScanner 350 ensures a highly reliable cable installation that will meet future performance requirements without costly rewiring.

         PENTASCANNER+, with 2-Way Injector+, has been our most popular cable verification system and is capable of verifying cable links to 100 MHz performance specifications. PentaScanner+ offers professional cable installers, service providers and network administrators an easy-to-use, hand-held solution for installing, managing and troubleshooting Category 5 and ISO Class D cabling systems. The

2-Way Injector+ is an accessory to the PentaScanner+ that measures Near-End Crosstalk ("NEXT") and Attenuation-to-Crosstalk Ratio (ACR) from both ends of the installed network cable link which saves installation test time. This product enables cable installers to purchase a hand-held tool that provides cable-testing accuracy indistinguishable from a network analyzer.

NETWORK DIAGNOSTIC DEVICES --

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

         COMPAS products are computer network troubleshooting devices designed for IT administrators, network technicians and third-party service providers who are tasked with solving common, everyday problems on Ethernet networks. COMPAS combines the best features of cable testers, protocol analyzers, network diagnostic utilities and asynchronous data communications testers into a hand-held, portable tool. Users select the network problem from a simple menu and COMPAS performs a series of tests designed to identify the cause of the problem. Our COMPAS product line consists of the following products:

         - COMPAS INTERNET allows users to easily isolate incorrectly configured hosts and determine whether the problem is related to a faulty network router on the company intranet, or on the Internet at large. This simple diagnosis can save many hours of labor in troubleshooting network problems. COMPAS Internet performs tests such as Duplicate IP address detection, IP PING, IP host summary list and detail and Internet Control Message Protocol ("ICMP") monitoring and trace route. Domain Name System ("DNS") support is also included for simplified troubleshooting and DHCP support for automatic configuration.

         - COMPAS NT provides information about Windows NT(TM) networks to users in seconds. The COMPAS NT enables users to identify the domains and hosts on their NT networks. COMPAS NT supports IP, NetBeui, and IPX protocols and configures itself from a DHCP server.

         - COMPAS NETWARE diagnoses problems inside NetWare. It also troubleshoots Ethernet cabling, protocol and serial link problems. This product has a unique NetTap(TM) feature lets users plug in COMPAS between any network node and the hubs to monitor traffic or test the network.

         NAS Products. Our NAS products enable organizations to access, share, and store large amounts of information easily through the use of products with either hard disk drive or optical (CD-ROM/DVD) storage capabilities. Our NAS products integrate anywhere on a computer network. As part of our new product development, we work directly with customers, distribution channels and leaders in other network industry segments to identify market needs and define appropriate product specifications.

         Most of our NAS products utilize a Linux-based operating system. Linux is an open-source operating system known for its reliability, performance, scalability, customizability and low memory requirements. Workgroups now require instant access to mission critical information, reference information, research data and even multimedia files. NAS products enable network users to access and share information, such as customer databases, legal briefs, medical records, library reference volumes, research data, photo images and even sound bytes across a network.

         Our NAS products include:

         -        FileZerver(TM),
         -        LinuxZerver(TM),
         -        WebZerver(TM),
         -        DiscZerver(TM), and
         -        DiscZerverVT(TM).


         FILEZERVER is a hard disk network attached storage appliance introduced during March 2000. Our FileZerver is an intelligent platform storage solution for web-extracted information, collaboration and other storage needs. The product has been designed for easy setup and ease of use. FileZerver was engineered to expand as user needs for additional capacity arise. The product is scaleable to over one terabyte of storage capacity. The FileZerver has built-in data protection, with an auto tape backup feature and RAID 0 (striping), RAID 1 (mirroring), and RAID 5 (distributed data and parity) capabilities. FileZerver can communicate with a variety of network protocols, including:

         -        SMB over TCP/IP ( Microsoft),
         -        NCP over IPX (NetWare),
         -        NCP over IP (NetWare 5),
         -        AFP (Mac - Apple),
         -        NFS (UNIX), and
         -        HTTP (Internet).

         LINUXZERVER is similar to our FileZerver product, however it is designed to enable OEMs and integrators that wish to customize application appliances to do so. LinuxZerver is an appliance platform designed as a backup server, or small business all-in-one appliance.

         WEBZERVER is a thin server application appliance introduced during 1997. This product enables users to implement intranet workgroup sites across organizations and is intended to facilitate collaborative document sharing, data archiving and E-mail storage and retrieval.

         DISCZERVER was introduced to our optical NAS product family during 1998. The DiscZerver product is a unique optical image-caching appliance that provides high performance data access to CD/DVD-based information while reducing costs for such systems over non-caching devices.

         DISCZERVER VT is a unique embodiment of the DiscZerver. Our DiscZerver technology is used to create a "virtual tower" of CD/DVD-ROMs in a small, low cost, easily installed and managed network attached storage device. This product is delivered with various storage capacities to suit the varying needs of different users.

         H+H Zebtrumfuer Rechnerkommunikation ("H+H"), one of our German subsidiaries, sells Virtual CD, a product that allows users to access CD-ROM information at significant speeds by imaging, compressing and downloading CD-ROM data to the user's hard disk drive for faster retrieval. Virtual CD is available as private labeled retail software through a number of key publishing partners worldwide.

         We currently derive substantially all of our revenues from our OMNIScanner, PentaScanner and Zerver products. Any decrease in revenues of OMNIScanner, PentaScanner, or Zerver products would have a material adverse effect on our business, financial condition and operating results.

SALES, DISTRIBUTION AND CUSTOMERS

         Sales. Our sales, marketing and distribution strategy is to use a multiple channel, worldwide distribution network. The network includes distributors, VARs and integrators as well as selected OEMs and licensees. Our sales organization manages the activities of these distribution channels, directs sales leads to these distribution channels and responds to sales calls from distributors, resellers, dealers and end users. In addition, we maintain a telesales department that assists the efforts of our sales representatives.

         Distribution Network. We sell our products through an established worldwide network of distributors, VARs and integrators that market PC-related hardware and software products. We focus a significant amount of sales and marketing resources on our distribution channel, providing ongoing communication and support to channel participants. Our marketing activities include:

         -        ads in trade magazines,
         - regular mailings of product, promotional and technical materials,
         -        participation in industry trade shows,
         -        incentive programs for distributors and VAR sales personnel,
         -        cooperative marketing programs,
         -        seminars and training, and
         -        customer promotions.

         A dedicated sales force manages and supports our distributors, VARs and dealers. We provide technical and sales product training to all of our distributors and dealers, who in turn provide technical and sales training to their customers who purchase our products.

         North American sales accounted for approximately 61%, 68% and 72% of total revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Our United States distributors include national distributors, cable and wire distributors and catalog merchandisers.

         In 1998, we signed an agreement with Progressive Electronics of Tempe, Arizona whereby Progressive Electronics would become an OEM supplier of the Microtest MICROSCANNER. We consider OEM suppliers excellent distribution vehicles for both our NTM and NAS products and will seek similar opportunities in the future.

         We have developed relationships with distributors throughout Europe. Our European distributors are supported through offices located in the United Kingdom and Germany. Our Pacific Rim customers are supported through our Singapore office and our Beijing, China office (opened in March 2000). We have also developed relationships with distributors located in Canada, Mexico and Central and South America. International sales are primarily denominated in United States dollars. Revenues outside of North America accounted for 39%, 32% and 28% of total revenues in 1999, 1998 and 1997, respectively.

         Customers.  The primary target market for our NTM products include:

         -        local area network ("LAN") management personnel,
         -        LAN installers,
         -        system integrators,
         -        field service personnel,
         -        resellers, and
         -        technical end users with departmental applications.

         End user customers span a broad range of industries that utilize LANs, including technology, industrial, transportation, retail, health care, financial services, government and education. Our product distributors often influence LAN installers.

         The primary target market for our NAS products include:

         -        system integrators,
         -        VARs,
         -        distributors, and
         -        OEMs.

         Major customers each accounting for more than 10% of total revenue in either 1999, 1998 or 1997 were Tech Data Corporation, Ingram Micro Inc., and Graybar Electric Company, Inc. We maintain a customer support organization in both North America and Europe to answer customer questions concerning the use of our products.


PRODUCT DEVELOPMENT

         Our continued success will depend upon our ability to enhance existing products, expand products into product lines, introduce new products on a timely basis, and continue to develop technology that can be incorporated into commercially viable products addressing the demands of the networking industry. To facilitate new and continuing product development, our personnel work directly with customers, distribution channels, and leaders in other network industry segments to identify market needs and define appropriate product specifications. Our employees participate in numerous professional groups and technical committees including the following:

         - Institute of Electrical & Electronic Engineers ("IEEE") 802.3 committee,

         - Electronics Industry Association/Telecommunications Industry Association ("EIA/TIA"),

         -        Comite European de Normalisation Electrotechnique ("CENELEC"),

         -        ISO, International Electro-technical Commission ("IEC"),

         - Certified Network Expert ("CNX") Technical Advisory Board, TIA TR41.8.1,

         - Building Industry Consulting Services International ("BICSI"), and

         -        Storage Network Industry Association ("SNIA").

         We believe that the development of products supporting the network needs of the future will be facilitated by tracking developments in the latest high-speed network technologies, such as:

                     Network Test and Measurement                       Network Appliance and Storage
                     ----------------------------                       -----------------------------
         -  Bluetooth                                                 -  Linux and embedded Linux,
         -  Very High Speed Digital Subscriber Line ("VDSL")          -  InfiniBand
         -  Asymmetric Digital Subscriber Line ("ADSL")
         -  Gigabit Ethernet and beyond
         -  Asynchronous Transfer Mode ("ATM")

         As one of the early entrants into the cable troubleshooting and certification markets, we have developed a substantial amount of proprietary technology. A substantial portion of our Time Domain Reflectometry technology is embodied in a custom gate array to deter reverse engineering. We have obtained several United States patents on portions of our technologies. We attempt to leverage our proprietary technology and industry expertise into new product offerings to enhance the troubleshooting, certification and connectivity capabilities of our product lines. We also routinely evaluate the acquisition or licensing of complementary products and technologies. We may not be able to develop or acquire new products, or if developed or acquired, new products may not be successful or profitable.

ACQUISITIONS

         In prior years, we have acquired network storage and connectivity product offerings in efforts to enhance our strategic position. We intend to continue to evaluate selective acquisition opportunities as they may be presented from time to time. We may face competition from other suppliers or manufacturers of network hardware or software products or other third parties for acquisition opportunities. There can be no assurance that we will identify acquisition candidates that will result in successful future combinations. Future acquisitions may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect our profitability or could involve the potentially dilutive issuance of additional equity securities. Acquisitions involve numerous risks, including:

         - difficulties in assimilation and integration of the acquired company,
         -        diversion of management's attention,
         -        incompatibility of acquired systems, and
         - loss of customers, key employees and suppliers of the acquired company.

         These factors could have a material adverse effect on our business and operating results.

MANUFACTURING

         We are dependent upon a small number of third-party vendors for the manufacturing of our products. Whenever possible these manufacturers are ISO 9000 certified. All vendors are required to achieve approval via our supplier evaluation process. Our internal operations consist of supplier management, quality assurance, final product configuration and packaging and order consolidation and fulfillment. We retain what we believe is a skilled, permanent, core workforce, occasionally utilizing temporary employees to accommodate workload fluctuations.

         During 1998, we expanded our warehousing operation in the United Kingdom to better service the European market. We maintain authorized customer service centers in Phoenix, Arizona, the United Kingdom and Japan. We also have established contract service centers in other locations. Our engineering personnel must certify all service centers.

ISO 9001 COMPLIANCE

         As part of our commitment to customer satisfaction and continuous improvement, we formally implemented a quality management system during October 1997. During 1998, our quality management system was certified by an accredited independent auditor to be in compliance with ISO 9001 standards. These standards provide for the control and improvement of development, operational and business processes. We are required to demonstrate continued compliance by collection and review of objective evidence thereof and by subjection to routine independent audits.

SUPPLIES

         Certain components used in our products are presently available from or supplied by only one source and others are available from limited sources. Although we do not have long-term supply contracts with any of our component suppliers, to date we have been able to obtain supplies of components and products in a timely manner. However, in the event that certain of our suppliers or contractors were to experience financial or other difficulties that resulted in a reduction or interruption in supply of components, our results of operation would be adversely affected until alternate sources could be established.

BACKLOG

         Historically, we have not maintained significant backlog because we fill substantially all of our orders within thirty days after receipt of a firm purchase order. We do not believe that backlog is a reliable long-term indicator of future sales or earnings.

COMPETITION

         The market for our products is extremely fast moving and competitive. Competition in our market segment is continually increasing. Rapid technological advances and emerging industry standards can quickly change competitive conditions. This often requires frequent new product introductions, added product features and rapid improvements in the relative price or performance of products. Failure to keep pace with technological advances or market changes would adversely affect our competitive position and operating results. We believe that our products compete on the basis of ease-of-use, product features, quality, reliability and price.

         Our products compete with products offered by the following companies:

                  Network Test and Measurement                        Network Appliance and Storage
                  ----------------------------                        -----------------------------
         -  Datacom - Textron                                      -  Axis Corporation
         -  Fluke Corporation (division of Danaher Corp.)          -  Hewlett-Packard Co.
         -  Scope Communications (division of Agilent, Inc.)       -  Maxtor Corporation
         -  Wavetek Wandel & Goltermann                            -  Network Storage Solutions
                                                                   -  Quantum Corporation
                                                                   -  Western Digital Corporation

         We compete, to a lesser extent, with manufacturers of time domain reflectometers, ohmmeters, voltmeters and oscilloscopes. The technological sophistication of our NTM products has created significant barriers to entry into this marketplace. There are few competitors currently offering NTM products with our products' level of sophistication and technology.

         Our competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than we possess. Further, the markets served by our network attached storage products continue to grow at rates that attract new entrants into those markets. Our current or potential competitors may develop products comparable or superior to those developed by us, offer them at lower prices or adapt more quickly than we will to new or emerging technologies, evolving industry trends or changing customer requirements. We may not have the financial resources, technical expertise, or marketing, sales, distribution, customer service, and technical support capabilities to compete successfully.

PROPRIETARY RIGHTS

         We rely upon a combination of copyright, trademark, trade secret and patent protection to establish and protect the proprietary rights in our products and technologies. In addition, we generally execute nondisclosure and confidentiality agreements with employees, distributors, customers and suppliers with access to sensitive information and limit access to and distribution of our software documentation and other proprietary information. In addition to the name Microtest(R), we have several trademarks, including:

     Network Test and Measurement                  Network Appliance and Storage
     ----------------------------                  -----------------------------
         -  OMNIScanner(TM)              -  FileZerver (TM)
         -  PentaScanner(R)              -  LinuxZerver (TM)
         -  CertiFiber(TM)               -  WebZerver (TM)
         -  OmniFiber(TM)                -  DiscZerver(TM)
         -  SimpliFiber(TM)              -  FastCD(TM) (a disk-caching technology)
         -  PairScanner(R)               -  DiscPort(R)
         -  COMPAS(R)                    -  AutoShare(TM) (a disk management utility software)

         Several products embody a substantial portion of our TDR technology in a custom gate array to deter reverse engineering. We have obtained United States patents on a portion of our technology related to TDR, for a method and apparatus for concurrently measuring near end crosstalk at two ends of a cable and for developing a foreign file system establishing a method which uses a native file system virtual device driver.

         We may be unable to deter misappropriation of our technology. Because of the rapid pace of technological change in our industry, we believe that patent protection for our products is less significant to our success than the knowledge, ability and experience of our employees and the frequent introduction and market acceptance of new products and product enhancements.

         Given the rapid pace of technological development in our industry, our products may infringe on the existing or future proprietary rights of others. We believe that if such infringement existed, we may be unable to obtain the requisite licenses or rights to use such technology.

EMPLOYEES

         At March 22, 2000, we had 188 full-time employees, comprised of 71 employees in sales, marketing and customer support, 29 manufacturing employees, 60 employees performing research and development activities and 28 administrative employees. Many of our employees are highly skilled in certain disciplines. Our continued growth and success will depend, in part, on our ability to retain management and key employees and, where appropriate, hire new employees. We have never had a work stoppage. No employees are represented by a labor organization. We consider our relations with employees to be good.

ITEM 2.  PROPERTIES

         Our principal corporate offices and research and development facilities are located in a 49,000 square foot facility in Phoenix, Arizona. The lease for this facility began October 1992 and continues until September 2000. Our monthly rental payments for this facility are approximately $75,000. We believe that this facility is adequate to meet our needs. We also lease sales and support facilities in Illinois, Singapore, Germany and the United Kingdom. Our facility in Germany also includes research and development activities.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are subject to litigation in the ordinary course of business. Our insurance coverage may not be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse effect on our financial condition, or results of operations.

         We, Richard G. Meise, former Chief Executive Officer, Charles Mihaylo, former Chief Operating Officer and John O'Block, former Chief Financial Officer have been named as defendants in two purported class action lawsuits: Great Neck Capital Appreciation Investment Partnership, L.P., et. al. v. Microtest, Inc., et. al., CIV 99-0438 PHX EHC filed on March 8, 1999, in United States District Court for the District of Arizona and Banks v. Microtest, Inc., et. al., CIV 99-672 PHX EHC filed on April 7, 1999 in United States District Court for the District of Arizona. The two lawsuits contain substantially the same allegations and were brought on behalf of a class of persons who purchased our common stock between April 14, 1998 and March 2, 1999. The complaints allege claims under
Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further allege that we made misrepresentations or omissions concerning our financial statements and public disclosures that artificially inflated the price of our common stock. The plaintiffs seek an unspecified amount of actual damages, attorney's fees and costs. On November 29, 1999, a motion to dismiss the lawsuit was filed. On January 10, 2000, the Court heard arguments on the motion to dismiss. This motion is currently pending. We intend to defend the actions vigorously. We are unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to us, it could have a material effect on our results of operations and financial condition.

         The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to our accounting matters. They have requested and received documents from us and taken testimony from certain former employees. The SEC has not indicated whether they intend to formally expand the scope of the investigation, or take any other measures. They have not, to date, asserted any specific claims, or remedy. We are unable to predict the effect, if any, of this inquiry.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY SECURITIES AND RELATED SHAREHOLDER MATTERS

         Our common stock has been traded on the NASDAQ National Market ("Nasdaq") since October 30, 1992, under the symbol "MTST". The following table sets forth the quarterly high and low sale prices of the common stock as reported on the NASDAQ National Market.

                                                            High               Low
                                                            ----               ---
         YEAR ENDED DECEMBER 31, 1998
             First quarter                                $   6.63          $  4.63
             Second quarter                                   5.63             4.50
             Third quarter                                    5.50             3.22
             Fourth quarter                                   3.75             2.34

         YEAR ENDED DECEMBER 31, 1999
             First quarter                                    4.13             2.13
             Second quarter                                   3.00             2.00
             Third quarter                                    5.75             2.25
             Fourth quarter                                  13.00             3.13

         YEAR ENDED DECEMBER 31, 2000
             First quarter (through March 20, 2000)          19.75             7.25

         On March 20, 2000, the closing price of our common stock was $15.875 per share and there were approximately 177 holders of record of our common stock.

         We have never paid any cash dividends on our common stock. We currently plan to retain earnings to finance our growth rather than to pay cash dividends.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

         The performance of our common stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

         OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE AND MAY BE VOLATILE IN THE FUTURE. The market price of our common stock has been volatile since our initial public offering in 1992. We believe that numerous factors could cause the price of our common stock to fluctuate substantially, including the following:

         -        announcements of developments related to our business,
         -        announcements by competitors,
         -        quarterly fluctuations in our financial results,
         -        conditions in the network attached storage industry,
         -        conditions in the network test and measurement industry,
         -        changes in local and global economies,
         - changes in analysts' estimates of our financial performance, and
         -        other events or factors.

         In addition, in recent years the overall stock market, and the market for small capitalization technology stocks in particular, has experienced extreme fluctuations, which have often been unrelated to the operational performance of affected companies. Such fluctuations could have a material adverse effect on the market price of our common stock.

         IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US. Our Certificate of Incorporation and Bylaws empower our board of directors, without approval of our shareholders, to issue shares of preferred stock, to fix the rights and preferences, and divide our board of directors into three classes. These provisions, as well as other provisions in such documents, could have the effect of deterring unsolicited takeovers or delaying or preventing changes in control or of our management, including transactions in which shareholders might otherwise receive a premium for their shares over the current market prices.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The consolidated balance sheets as of December 31, 1999 and 1998, and the consolidated statements of operations for each of the three years in the period ended December 31, 1999, and the independent auditors' report thereon, are included in Item 8 of this Form 10-K.

                                                                              Years Ended December 31,
                                                               1999         1998         1997         1996         1995
                                                             --------     --------     --------     --------     --------
                                                                       (in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Net revenue                                                  $ 42,759     $ 41,650     $ 49,592     $ 50,442     $ 52,537
Cost of revenue (1)                                            20,020       17,903       20,266       20,452       21,961
                                                             -------------------------------------------------------------
Gross Profit                                                   22,739       23,747       29,326       29,990       30,576
Operating expenses (2)                                         27,172       26,237       29,254       40,636       30,968
                                                             -------------------------------------------------------------
Income (loss) from operations                                  (4,433)      (2,490)          72      (10,646)        (392)
Other income (expense), net                                       215          324          120          762        1,232
                                                             -------------------------------------------------------------
Income (loss) before income taxes                              (4,218)      (2,166)         192       (9,884)         840
Income tax (provision) benefit                                   (103)       1,258          131       (1,711)         305
Cumulative effect of change in accounting principle (3)          (117)
                                                             -------------------------------------------------------------
Net income (loss)                                            $ (4,438)    $   (908)    $    323     $(11,595)    $  1,145
                                                             =============================================================

EARNINGS PER SHARE: (4)
Income (loss) before change in accounting principle          $  (0.54)    $  (0.11)    $   0.04     $  (1.43)    $   0.13
Cumulative effect of change in accounting principle             (0.01)
                                                             -------------------------------------------------------------
                                                             $  (0.55)    $  (0.11)    $   0.04     $  (1.43)    $   0.13
                                                             =============================================================

Weighted average common and equivalent shares outstanding       8,078        8,099        8,249        8,104        8,534
                                                             =============================================================

BALANCE SHEET DATA:
Working capital                                              $ 20,916     $ 22,028     $ 25,641     $ 26,583     $ 39,128
Total assets                                                   34,056       39,350       42,805       43,313       50,158
Shareholders' equity                                           27,460       30,292       32,094       31,672       43,027

(1) Includes $803,000 charge to reflect write-down of inventories in connection with product discontinuance in the year ended December 31, 1999.

(2) Includes $1,120,000 special charge related to product discontinuance and facility closure in the year ended December 31, 1999. Also, includes charge for write-off of purchased in-process research and development of $15,697,000 and $8,776,000 in the years ended December 31, 1996 and 1995, respectively.

(3) Consists of costs expensed in connection with adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

(4) Basic and diluted earnings per share were the same for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We are a leading producer of network test and measurement products and network application servers. Our two product families, Network Test and Measurement (NTM) and Network Appliance and Storage (NAS), include products for computerized networks from local area networks (LANs) to intranets and the Internet.

         We incurred a net loss of $4.4 million, or $0.55 per share, for the year ended December 31, 1999. This compares to a net loss of $0.9 million, or $0.11 per share, for the year ended December 31, 1998. During 1999, we expanded our NTM product offerings with several fiber optic cable testing devices and expanded our NAS product offerings with the development of Linux-based network server appliances. We also expanded our sales efforts with a new office in Singapore and additional sales resources in our Latin America region.

         Our operating results for the year ended December 31, 1999 were negatively impacted by the closure of our Nashua, New Hampshire operation during the second fiscal quarter. We refocused our NAS strategy from products for the enterprise market segment to products designed for the workgroup market segment. Accordingly, we discontinued our design, marketing and sales of enterprise NAS products. These events resulted in a $1.9 million charge to earnings during the year ended December 31, 1999, consisting of $0.8 million related to the write-down of related product inventories and $1.1 million for employee severance and benefits, future lease payments, the write-off of certain fixed assets and capitalized software and an increase in the allowance for evaluation units. Amounts related to the write-down of inventories have been reflected as an increase to cost of revenue in the accompanying consolidated statements of operations. We also experienced significant changes in our executive management team in response to the issues that led to our need to restate our 1998 quarterly earnings. We hired a new President and Chief Executive Officer in January 1999 and a new Chief Financial Officer in March 1999.

         International revenue accounted for 39%, 32% and 28% of the Company's net revenue for the years ended December 31, 1999, 1998 and 1997, respectively. International revenue increased $3.4 million to $16.8 million in 1999 from $13.4 million in 1998. This increase is primarily the result of investments to increase our international infrastructure to manage our offshore distribution.

\RESULTS OF OPERATIONS

         The following table presents selected items from our consolidated statements of operations expressed as percentages of net revenue, for the years indicated.

DECEMBER 31,                         1999           1998          1997
======================================================================
 Net revenue                         100%           100%          100%
----------------------------------------------------------------------
 Gross margin                         53             57            59
----------------------------------------------------------------------
 Operating expenses:
   Sales and marketing                30             30            33
   Research and development           17             19            17
   General and administrative         14             13            10
   Special charge                      4             --            --
----------------------------------------------------------------------
 Income (loss) from operations       (10)            (6)           --
----------------------------------------------------------------------
 Net income (loss)                   (10%)           (2%)           1%
======================================================================

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         NET REVENUE. Net revenue increased $1.1 million, or 2.6%, from $41.7 million for the year ended December 31, 1998 to $42.8 million for the year ended December 31, 1999. This increase was primarily attributable to increased NTM and NAS product demand for our OMNIScanner, OMNIFiber and DiscZerver products, offset by the effect of our closure of the Nashua, New Hampshire facility and discontinuance of its NAS enterprise product sales. Revenue associated with these NAS enterprise products was $3.6 million through June 1999, representing that portion of the year ended December 31, 1999 prior to closure of this facility. Revenue associated with these NAS enterprise products was $6.0 million for the year ended December 31, 1998. Total revenue for the year ended December 31, 1999, exclusive of the effect of these sales in both 1999 and 1998, increased by 9.8% compared to the year ended December 31, 1998.

         International revenues increased $3.4 million, or 25.4%, from $13.4 million for the year ended December 31, 1998 to $16.8 million for the year ended December 31, 1999, and from 32.1% of net revenue during 1998 to 39.3% of net revenue during 1999. International sales increased during the year ended December 31, 1999 primarily due to increased sales of our OMNIScanner and DiscZerver products worldwide and as a result of expanding our sales and marketing presence in Europe, Latin America, and the Asia Pacific region.

         GROSS PROFIT. Gross profit decreased $1.0 million, or 4.2%, from $23.7 million for the year ended December 31, 1998 to $22.7 million for the year ended December 31, 1999. Our gross margin decreased from 57.1% for the year ended December 31, 1998 to 53.2% for the year ended December 31, 1999. This decrease in gross profit and margin was partially attributable to the write-down of product inventories of $0.8 million due to the discontinuance of the NAS enterprise business. The effect of the write-down of NAS enterprise product inventories was to reduce gross margin by approximately 1.9%. Additionally, we experienced a decrease in higher margin DiscPort software and NAS enterprise product revenue and increases in the amortization of capitalized software, volume rebates, and changes in product mix.

         SALES AND MARKETING. Sales and marketing expenses increased $0.1 million, or 0.8%, from $12.7 million for the year ended December 31, 1998 to $12.8 million for the year ended December 31, 1999. This increase was primarily due to increases in trade show expenses, other expenses relating to demo and evaluation units and sales commission expenses.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased $0.5 million, or 6.3%, from $7.9 million for the year ended December 31, 1998 to $7.4 million for the year ended December 31, 1999. This decrease was primarily caused by lower salary expense incurred after the discontinuance of NAS enterprise product development activities as a result of our exiting the NAS enterprise product line. This decrease was offset by a reduction in the amount of software development costs that were capitalized in 1999. Beginning July 1999, we changed our development process, and believe that new product development is essentially completed concurrently with the establishment of technological feasibility. Software costs are currently expensed as received. Software development costs of approximately $0.2 million were capitalized through the first two fiscal quarters of the year ended December 31, 1999 compared with capitalized software development costs of approximately $1.0 million for the year ended December 31, 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.2 million, or 3.6%, from $5.6 million for the year ended December 31, 1998 to $5.8 million for the year ended December 31, 1999. The increase was primarily attributable to additional professional fees, offset by a decrease in salaries and wages associated with a reduction in certain staff positions.

         SPECIAL CHARGE. We reflected a $1.9 million total pre-tax charge to earnings in the year ended December 31, 1999 relating to our exit from the NAS enterprise systems business and related closure of our Nashua, New Hampshire facility. Approximately $0.8 million of the charge related to write-down of discontinued product inventories and was reflected as an increase in cost of revenue in accordance with EITF 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring." Approximately $1.1 million of the total charge, primarily consisting of employee severance and benefits, future lease payments, write-off of certain fixed assets and capitalized software and additional allowance for evaluation units has been reflected as operating expense. The total charge has been recorded net of proceeds of approximately $0.2 million received from the sale our NAS enterprise product maintenance contracts and related customer database.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. In accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," we wrote-off previously capitalized international product translation costs.

         OTHER INCOME (EXPENSE). Other income, net, decreased $0.1 million, or 33.3%, from $0.3 million for the year ended December 31, 1998 to $0.2 million for the year ended December 31, 1999, primarily the result of decreased interest income.

         EFFECTIVE TAX RATE. Income taxes for the year ended December 31, 1999 consisted of foreign income taxes. The effective income tax rate varies from the statutory tax rate primarily because of research and development credits earned as well as an increase in the valuation allowance.

         NET INCOME (LOSS). Net loss increased $3.5 million, from net loss of $0.9 million in the year ended December 31, 1998, to a net loss of $4.4 million in the year ended December 31, 1999. The increased loss was primarily attributable to the $1.9 million special charge relating to our exit from the NAS enterprise systems business and related closure of our Nashua, New Hampshire facility, the decrease in the income tax benefit of $1.4 million and the $.1 million write-off of previously capitalized international product translation costs.

         FUTURE RESULTS. Our future operating results may be affected by a number of factors, including general economic conditions in our markets, our ability to develop, manufacture and sell our products profitably, the strength of our distribution channels, competition in general, and competitive pricing in particular.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE. Net revenue decreased $7.9 million, or 15.9%, from $49.6 million for the year ended December 31, 1997 to $41.7 million for the year ended December 31, 1998. This decrease was primarily attributable to intensified competition and our decision in the second quarter of 1998 to withdraw from the lower margin tower business. The lower than anticipated revenue from new higher margin DiscPort2, DiscPort VT and DiscZerver products were unable to offset the loss of the lower margin tower revenues. During the first half of 1998, we also experienced a general weakness in sales to the Asia Pacific region.

         International revenues decreased $0.3 million, or 2.2%, from $13.7 million for the year ended December 31, 1997 to $13.4 million for the year ended December 31, 1998, and increased from 28% of net revenue during 1997 to 32% of net revenue during 1998. International sales revenue decreased in 1998 primarily due to the weakening of the Asia Pacific economy.

         GROSS PROFIT. Gross profit decreased $5.6 million, or 19.1%, from $29.3 million for the year ended December 31, 1997 to $23.7 million for the year ended December 31, 1998. Gross margin decreased from 59.1% for the year ended December 31, 1997 to 57.1% for the year ended December 31, 1998. The decrease in gross profit was a result of the decrease in revenue, and a change in the product mix.

         SALES AND MARKETING. Sales and marketing expenses decreased $3.6 million, or 22.1%, from $16.3 million for the year ended December 31, 1997 to $12.7 million for the year ended December 31, 1998. This decrease was primarily due to synergies created from the integration of Logicraft Information Systems ("Logicraft"), as Microtest Enterprise Group. Logicraft was acquired during the fourth quarter of fiscal 1996, and was not fully integrated until the third quarter of fiscal 1997. The integration of Logicraft included a significant reduction in staffing during the first and second quarters of fiscal 1997. In addition, cost control measures were implemented during the second half of fiscal 1997, which benefited operating results in the year ended December 31, 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased $0.3 million, or 3.7%, from $8.2 million for the year ended December 31, 1997 to $7.9 million for the year ended December 31, 1998. The decrease resulted primarily from the capitalization of software development costs during the year ended December 31, 1998 for new products. We capitalized approximately $1.0 million of software development costs in the year ended December 31, 1998. The capitalization of software development costs was partially offset by the fourth quarter 1998 write-off of $0.8 million of prepaid royalties for software products that were reaching obsolescence. In addition, there was a 12% decrease in the number of Logicraft employees in 1998 compared to 1997 after the complete integration of Logicraft, as discussed above.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.8 million, or 16.7%, from $4.8 million in the year ended December 31, 1997 to $5.6 million in the year ended December 31, 1998. This increase was a result of an increase in professional fees as well as a restructuring of the European operations during the year ended December 31, 1998. In addition, during the fourth quarter of 1998, we incurred charges of approximately $0.4 million relating to a legal settlement, additional professional fees, and the search and hiring of our new President and Chief Executive Officer.

         OTHER INCOME (EXPENSE). Other income, net, increased $0.2 million, from $0.1 million in the year ended December 31, 1997 to $0.3 million in the year ended December 31, 1998. This increase was primarily attributable to the consolidation of our various investment accounts with lower interest rates in 1997 into one investment account with higher interest rates in 1998. In addition, we had higher average cash balances in 1998 compared to 1997. The average cash balances for the years ended December 31, 1998 and 1997, were approximately $12.7 million and $8.0 million, respectively.

         EFFECTIVE TAX RATE. Our effective income tax rate varies from the statutory tax rate primarily because of research and development credits earned as well as tax benefits earned by our Foreign Sales Corporation.

         NET INCOME (LOSS). Net income (loss) decreased $1.2 million, from net income of $0.3 million in the year ended December 31, 1997, to a net loss of $0.9 million in the year ended December 31, 1998. The decrease was primarily attributable to a charge of approximately $0.8 million reflected in the year ended December 31, 1998, to write-off prepaid royalties that were determined to have become impaired. In addition, we recorded charges of approximately $0.2 million to write-off the cost of evaluation units not expected to be recovered, and $0.4 million relating to a legal settlement, professional fees and executive search fees incurred in the fourth quarter of the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our cash requirements principally through cash flow from operating activities, lease financing, the sale of common stock through an initial public offering in October 1992 and the exercise of stock options.

         At December 31, 1999 we held cash and cash equivalents of $10.4 million, compared to cash and cash equivalents of $9.6 million at December 31, 1998. During the year ended December 31, 1999, cash flows provided by operations was $0.1 million, resulting primarily from net loss of $4.4 million and decreases in accounts payable and accrued liabilities of $1.6 million offset by non-cash depreciation and amortization expense of $2.4 million, reduction in accounts and tax receivables of $0.7 million, reduction in inventories of $2.3 million and decrease in prepaid expenses of $0.8 million. Cash flows provided by operations were $0.7 million for the year ended December 31, 1998.

         Cash flows used in investing activities was $0.9 million for the year ended December 31, 1999, including capital expenditures of $0.8 million. We acquired computer hardware and software, furniture and fixtures and other equipment during the year ended December 31, 1999. Our capital expenditure budget for 2000 is approximately $0.8 million, which primarily includes expected purchases of computer software and hardware, and other equipment.

         Cash flows provided by financing activities was $1.6 million for the year ended December 31, 1999, primarily because of the exercise of common stock options and issuance of common stock in connection with our employee stock purchase plan.

         We expect that our existing working capital, together with cash flows from operations will be sufficient to meet our operating and capital needs for existing operations for the twelve months subsequent to December 31, 1999. We intend to finance our future growth through the use of cash from operations, potential credit facilities received from lenders, and the issuance of common stock. We may seek to raise additional capital through public or private equity, or debt financing. The availability of capital sources will depend upon prevailing market conditions, interest rates, our financial condition and the market price of our common stock.

INFLATION

         Inflation has not been a significant factor in our operations to date.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Our future operating results and financial condition are dependent on our ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process is a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect our future operating results and financial condition include, without limitation, the factors discussed below.

         WE MAY HAVE FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Our revenues may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, the introduction of new products by us or our competitors, and other factors, including pricing pressures and economic conditions in the United States, Europe, Latin America and Asia Pacific. We operate with relatively little backlog and substantially all of our revenue in each quarter results from orders received in that quarter. In addition, we incur significant operating start-up expenses in anticipation of future revenue. If near-term demand for our products weakens or if orders are not shipped in any quarter as anticipated, our results of operations for that quarter could be adversely affected. Unanticipated product returns may exceed our allowances for future returns. Our operating results will also be affected by the economic condition of the computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of general economic decline. Due to all of the foregoing factors, our revenues or operating results may be, in one or more future quarters, below the expectations of stock market analysts and investors. In such event, the price of our common stock would likely decline, and such decline could be substantial.

         WE DEPEND UPON THIRD-PARTY DISTRIBUTORS. We derive substantially all of our product sales through distributors and VARs. One of our distributors accounted for 12% of our revenue in 1999. The loss of certain distributors or VARs would have a material adverse effect on our business and operating results. Our contractual relationships with distributors and VARs are generally cancelable upon reasonable notice to us. Certain of our distributors and VARs also act as distributors for our competitors and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that our current distributors and VARs will continue to market our products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. Our operating results could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly and, in many cases, may not be related to end user demand. New products may require different marketing, sales and distribution strategies than those for our current products. There can be no assurance that our distributors and VARs will choose or be able to effectively market these new products or to continue to market our existing products. A failure of our distributors and VARs to successfully market our products would have a material adverse effect on our business and results of operations.

         WE DEPEND UPON THIRD-PARTY SUPPLIERS. We are dependent upon a small number of third-party vendors for the manufacturing of our products. We are also dependent on a small number of suppliers for certain key components used in our products, including storage drives, microprocessors, integrated circuits and power modules. We purchase these components pursuant to purchase orders placed from time to time, do not carry significant inventories of these components and have no long-term supply arrangements. The loss of any of our third-party manufacturers or key suppliers could have a material adverse effect upon our business, financial condition and operating results. Although we believe that alternative sources of product manufacturing and components could be arranged, the process of qualifying new suppliers could be lengthy. There can be no assurance that any additional source would be available on a timely basis or at a cost acceptable to us. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on our business, financial condition and operating results.

         OUR PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES AND HAVE THE POTENTIAL FOR PRODUCT DEFECTS. The market for our products is characterized by:

         -        rapid technological advances and changes,
         - evolving industry standards in computer hardware and software technology,
         -        changes in customer requirements, and
         -        ongoing new product introductions and enhancements.

         Our future success will depend upon our ability to continue to enhance our current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements or otherwise achieve market acceptance. There can be no assurance that we will be successful in continuing to develop and market, in a timely and cost effective manner, new products or product enhancements that respond to technological advances by others or that these products will achieve market acceptance. Companies in the industry have, in the past, experienced delays in the development, introduction and marketing of new and enhanced products. There can be no assurance that we will not experience similar delays in the future. Our failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect upon our business, financial condition and results of operations.

         Due to their complexity and sophistication, our products, from time to time, may contain defects or "bugs" which can be difficult to correct. As we continue to develop and enhance our products, there can be no assurance that we will be able to identify and correct defects in such a manner that will permit the timely introduction of such products. Despite extensive testing, we have, from time to time, discovered defects only after products have been commercially released. Product defects may:

         -        cause delays in product introductions and shipments,
         -        cause loss of or delays in market acceptance,
         -        result in increased costs,
         -        cause a product recall,
         -        require design modifications, or
         -        impair customer satisfaction.

         Any such event could have a material adverse effect on our business, financial condition and results of operations.

         Over the past three years, storage drive technology has advanced significantly. The pace of new drive introductions has also increased. We may find ourselves with an inventory of obsolete drives. Our contracts with distributors sometimes provide for product returns or price protection credits, based on current inventory levels of current and obsolete products under certain limited circumstances. We estimate and accrue an allowance for such occurrences; nevertheless actual inventory writedowns, product returns or price protection credits may exceed our estimates. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

         OUR INDUSTRY IS HIGHLY COMPETITIVE. The markets for our products are extremely competitive. We expect that competition will increase as more companies enter our markets and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in our industry and we expect pricing pressure to continue to intensify.

         Our current competitors in the network test and measurement market include:

         -        Datacom - Textron,
         -        Fluke Corporation (division of Danaher Corporation),
         -        Scope Communications (division of Agilent, Inc.), and
         -        Wavetek Wandel & Goltermann.

         Our current competitors in the network storage market include:

         -        Axis Corporation,
         -        Hewlett-Packard Co.,
         -        Maxtor Corporation,
         -        Network Storage Solutions,
         -        Quantum Corporation, and
         -        Western Digital Corporation.

         Our competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than us. Our current or potential competitors may develop products comparable or superior to those that we have developed or adapt more quickly to new or emerging technologies, evolving industry trends, or changing customer requirements. We may not have the financial resources, technical expertise, marketing, sales, distribution, customer service and technical support capabilities to compete successfully.

         WE FACE RISKS ASSOCIATED WITH PRODUCT CONCENTRATION. We currently derive substantially all revenues from OMNIScanner, PentaScanner and Zerver products. The market for these products is characterized by many issues, including:

         -        rapid technological advances,
         - evolving standards in computer hardware and software technology,
         -        changes in customer requirements, and
         -        frequent new product introductions and enhancements.

         Any decrease in sales of the Company's OMNIScanner, PentaScanner or Zerver products as a result of the foregoing, or other factors, would have a material adverse effect on our business, financial condition and operating results.

         WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside of North America accounted for 39%, 32% and 28% of total revenue in 1999, 1998 and 1997, respectively. An important element of our strategy is to expand international operations. We may be unable to successfully localize, market, sell and deliver products internationally. Our inability to successfully expand international operations in a timely and/or cost effective manner could have a material adverse effect on our business, financial condition and results of operations. We seek to mitigate our direct exposure to exchange rate fluctuation by selling primarily in United States currency. However, our business and results of operations could be materially adversely affected by our inability to manage risks inherent in conducting business internationally, including:

         -        fluctuations in currency exchange rates,
         -        restrictions on the repatriation of funds,
         -        overlap of tax structures and imposition of new taxes,
         -        inflationary conditions,
         - political and economic instability, including economic recessions,
         - difficulties in staffing and managing international operations,
         - problems in the timely, or ultimate collection of accounts receivable,
         - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and
         -        tariffs, duties and other trade barriers.

         CLAIMS AGAINST US COULD EXCEED OUR INSURANCE COVERAGE. From time to time, we are subject to litigation in the ordinary course of business. Our insurance coverage may not be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse effect on our financial condition, or results of operations.

         In addition, we, together with several former officers, have been named as defendants in two purported class action lawsuits filed in United States District Court for the District of Arizona. These complaints contain substantially the same allegations and were brought on behalf of purchasers of our stock between April 14, 1998 and March 2, 1999. The complaints allege claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. We intend to defend the actions vigorously. We are unable to predict the ultimate outcome of this litigation.

         WE DEPEND ON OUR MANAGEMENT AND OTHER KEY PERSONNEL; WE HAVE RISKS ASSOCIATED WITH GROWTH. Due to the specialized nature of our business, our future success is highly dependent upon the continued services of key engineering personnel and executive officers and upon our ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting or retaining qualified personnel. The loss of any key personnel or our inability to attract and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations. To manage our growth, we must continue to implement and improve our operations, financial and management information systems and expand, train and manage our workforce. We believe that our success requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products, or technologies. Internally generated cash, marketable securities, debt or the issuance of additional stock may be used to fund acquisitions or investments. The sale of additional equity could result in dilution of the equity ownership of our shareholders. Our failure to effectively manage growth could have a material adverse effect on our business, financial conditional and results of operations.

         WE DEPEND ON PROPRIETARY RIGHTS TO PROTECT OUR TECHNOLOGY. Our success depends in part upon protecting our proprietary technology. We rely upon a combination of intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary information. There can be no assurance, however, that these steps will be adequate to deter misappropriation or independent third-party development of our technology or that our intellectual property rights can be successfully defended if challenged. In addition, the laws of certain foreign countries do not protect certain intellectual property rights to the same extent as the laws of the United States. Given the rapid development of technology, there can be no assurance that certain aspects of our products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained or obtained on acceptable terms.

YEAR 2000 ISSUES

         Many currently installed computer systems and software products were coded to accept only two-digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. We did not experience any significant Year 2000 disruptions or issues as a result of the change in years from 1999 to 2000. Although we are not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or be made known to us in the future. Our current products and all planned future releases are all believed to be Year 2000 compliant. We do not anticipate any significant additional expenditure for Year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated balance sheets, as of December 31, 1999 and 1998, and consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors of
Microtest, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Microtest, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United Sates of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for start-up costs in 1999.





DELOITTE & TOUCHE LLP




Phoenix, Arizona
January 27, 2000

                        MICROTEST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                      (in thousands, except share amounts)

                                                                                1999         1998
                                                                              --------     --------
                                                     ASSETS
CURRENT ASSETS:                                                               $ 10,431     $  9,618
    Cash and cash equivalents                                                      293        1,124
    Restricted investments
    Accounts receivable, net of allowances for doubtful accounts of $171
        and $637, and sales returns of $422 and $1,392, respectively             7,828        8,171
    Inventories, net                                                             4,289        6,572
    Prepaid expenses                                                               864        1,148
    Income taxes receivable                                                      2,777        2,897
    Deferred income taxes                                                        1,030        1,556
                                                                              --------     --------
                  Total current assets                                          27,512       31,086
                                                                              --------     --------

PROPERTY AND EQUIPMENT, NET                                                      2,238        3,101
                                                                              --------     --------

OTHER ASSETS:
    Capitalized software, net of accumulated amortization of $1,510
        and $706, respectively                                                   1,260        1,894
    Deferred income taxes                                                        1,783        1,519
    Other                                                                        1,263        1,750
                                                                              --------     --------
                  Total other assets                                             4,306        5,163
                                                                              --------     --------
                                                                              $ 34,056     $ 39,350
                                                                              ========     ========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                          $  2,939     $  4,152
    Accrued liabilities                                                          2,204        2,922
    Accrued payroll and benefits                                                 1,160          860
    Accrued deferred compensation                                                  293        1,124
                                                                              --------     --------
                  Total current liabilities                                      6,596        9,058
                                                                              --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 4, 6, and 7)

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 15,000,000 shares
        authorized; 8,555,137 shares and 8,253,585 shares outstanding,
        respectively                                                                 9            8
    Additional paid-in capital                                                  34,521       32,916
    Accumulated deficit                                                         (5,852)      (1,414)
                                                                              --------     --------
                                                                                28,678       31,510
    Less: treasury stock, at cost, 232,520 shares                               (1,218)      (1,218)
                                                                              --------     --------
                  Total stockholders' equity                                    27,460       30,292
                                                                              --------     --------
                                                                              $ 34,056     $ 39,350
                                                                              ========     ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MICROTEST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (in thousands, except per share amounts)

                                                                    1999         1998         1997
                                                                  --------     --------     --------
NET REVENUE                                                       $ 42,759     $ 41,650     $ 49,592
COST OF REVENUE                                                     20,020       17,903       20,266
                                                                  --------     --------     --------
                  Gross profit                                      22,739       23,747       29,326
                                                                  --------     --------     --------

OPERATING EXPENSES
Sales and marketing                                                 12,791       12,720       16,253
Research and development                                             7,432        7,912        8,212
General and administrative                                           5,829        5,605        4,789
Special charge                                                       1,120           --           --
                                                                  --------     --------     --------

                  Total operating expenses                          27,172       26,237       29,254
                                                                  --------     --------     --------

INCOME (LOSS) FROM OPERATIONS                                       (4,433)      (2,490)          72
                                                                  --------     --------     --------

OTHER INCOME (EXPENSE):
Interest expense                                                       (37)         (46)         (54)
Interest income                                                        262          393          317
Other                                                                  (10)         (23)        (143)
                                                                  --------     --------     --------

                  Total other income                                   215          324          120
                                                                  --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                                   (4,218)      (2,166)         192

INCOME TAX (PROVISION) BENEFIT                                        (103)       1,258          131
                                                                  --------     --------     --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                            (4,321)        (908)         323

CUMULATIVE EFFECT ON CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX                                  (117)          --           --
                                                                  --------     --------     --------

NET INCOME (LOSS)                                                 $ (4,438)    $   (908)    $    323
                                                                  ========     ========     ========

EARNINGS (LOSS) PER SHARE:
Income (loss) before change in accounting principle               $   (.54)    $   (.11)    $    .04
Cumulative effect of change in accounting principle                   (.01)          --           --
                                                                  --------     --------     --------
Net income (loss)                                                 $   (.55)    $   (.11)    $    .04
                                                                  ========     ========     ========


Weighted average common shares outstanding - basic                   8,078        8,099        8,139
                                                                  ========     ========     ========

Weighted average common equivalent
shares outstanding - diluted                                         8,078        8,099        8,249
                                                                  ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (in thousands)

                                                     Common              Treasury
                                                      Stock               Stock           Additional                     Total
                                                 ---------------    ------------------      Paid-in    Accumulated   Stockholders'
                                                 Shares   Amount    Shares     Amount       Capital      Deficit        Equity
                                                 -----    ------    ------     -------    ----------   -----------   -------------
 BALANCE, December 31, 1996                      8,159    $    8        28     $  (444)    $  32,593     $  (485)      $ 31,672
   Net income                                       --        --        --          --            --         323            323
   Issuance of common stock upon
     exercise of stock options                       1        --        --           8             2          (5)             5
   Disqualifying disposition of stock options       --        --        --          --            --           1              1
   Issuance of common stock under
     employee stock purchase plan                   33        --       (11)        102           115         (20)           197
   Purchase of treasury stock                       --        --        17        (104)           --          --           (104)
                                                 -----    ------    ------     -------     ---------     -------       --------
 BALANCE, December 31, 1997                      8,193         8        34        (438)       32,710        (186)        32,094
   Net loss                                         --        --        --          --            --        (908)          (908)
   Issuance of common stock upon
     exercise of stock options                      15        --        --          --            29          --             29
   Issuance of common stock under
     employee stock purchase plan                   46        --       (34)        438           177        (320)           295
   Purchase of treasury stock                       --        --       233      (1,218)           --          --         (1,218)
                                                 -----    ------    ------     -------     ---------     -------       --------
 BALANCE, December 31, 1998                      8,254         8       233      (1,218)       32,916      (1,414)        30,292
   Net loss                                         --        --        --          --            --      (4,438)        (4,438)
   Issuance of common stock upon
      exercise of stock options                    218         1        --          --         1,425          --          1,426
   Issuance of common stock under
     employee stock purchase plan                   83        --        --          --           180          --            180
                                                 -----    ------    ------     -------     ---------     -------       --------
 BALANCE, December 31, 1999                      8,555    $    9       233     $(1,218)    $  34,521     $(5,852)      $ 27,460
                                                 =====    ======    ======     =======     =========     =======       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                                    1999         1998         1997
                                                                  --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $ (4,438)    $   (908)    $    323
        Adjustments to reconcile net income (loss) to net cash
           provided by operating activities-
    Depreciation and amortization                                    2,417        1,599        1,887
    Change in accounts receivable allowances                        (1,436)          64          310
    Deferred income taxes                                              262         (726)       1,387
    Decrease in accounts receivable                                  1,779        3,848        5,151
    (Increase) decrease in inventories                               2,283         (648)        (264)
    (Increase) decrease in prepaid expenses and other assets           771           68       (1,568)
    (Increase) decrease in income taxes receivable                     120         (639)      (1,967)
    Decrease in accounts payable and accrued liabilities            (1,931)      (1,755)      (1,733)
    Increase (decrease) in accrued payroll and benefits                300         (157)         (62)
                                                                  --------     --------     --------

    Net cash provided by operating activities                          127          746        3,464
                                                                  --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (750)        (733)      (1,526)
    Capitalized software                                              (170)      (1,048)        (772)
                                                                  --------     --------     --------

    Net cash used in investing activities                             (920)      (1,781)      (2,298)
                                                                  --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                               1,606          324          203
    Purchase of treasury stock                                          --       (1,218)        (104)
                                                                  --------     --------     --------

    Net cash provided by (used in) financing activities              1,606         (894)          99
                                                                  --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                       813       (1,929)       1,265

CASH AND CASH EQUIVALENTS, beginning of year                         9,618       11,547       10,282
                                                                  --------     --------     --------

CASH AND CASH EQUIVALENTS, end of year                            $ 10,431     $  9,618     $ 11,547
                                                                  ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

    Cash paid for income taxes                                    $    139     $     65     $    219
                                                                  ========     ========     ========

    Cash paid for interest                                        $     37     $      9     $     55
                                                                  ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of Microtest, Inc. and its wholly owned subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND RESTRICTED INVESTMENTS

         Short-term investments with maturities at the date of purchase of three months or less are considered to be cash equivalents. Restricted investments are equity securities and other investments that are restricted for the payment of deferred compensation to former officers of the Company.

INVENTORIES

         Inventories are stated at the lower of cost, on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, net of accumulated depreciation, and is depreciated over the estimated useful lives of the assets ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvements using the straight-line method. Maintenance and repairs that do not improve or significantly extend the life of assets are expensed as incurred.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Prior to July 1999, software development costs of new products (costs incurred after development of a working model or a detailed program design and when technological feasibility has been established) were capitalized and amortized over the expected number of units to be sold, or three years, whichever resulted in greater amortization. Beginning July 1999, the Company changed its development process, and believes that new product development is essentially completed concurrently with the establishment of technological feasibility. Accordingly, software development costs are currently expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated.

REVENUE RECOGNITION

         The Company generally recognizes revenue from product sales upon shipment. Sales to distributors in the United States, Canada and Europe account for the majority of the Company's net sales. The Company has established a program, which, under specified conditions, enables distributors and resellers to return products to the Company for credit against additional purchases, or in the event the Company reduces its selling prices, to receive credits for the reduction in selling price. The amount of potential product returns, including returns under the Company's warranty program, and credits for selling price reductions, is estimated and provided for at the time of sale.

         Sales to Graybar Electric Company, Inc., accounted for 12% and 11% of net revenue for the years ended December 31, 1999 and 1997, respectively. Sales to Ingram Micro, Inc. ("Ingram") and Tech Data Corporation accounted for 11% and 10% of net revenue for the year ended December 31, 1998, respectively. During the year ended December 31, 1997, sales to Ingram accounted for 13% of net revenue.

RESEARCH AND DEVELOPMENT

         Expenses that can be clearly identified as research and development are charged to research and development expense as incurred. Costs that relate to prototype and experimental models that are sold to customers are charged to cost of revenue. Development costs of new software products and the cost of enhancements to existing software products are expensed as incurred.

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement modifies the calculation of primary and fully diluted earnings per share (EPS) as previously required and replaces them with basic and diluted EPS. Basic EPS is computed on the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed on the weighted average number of shares of common stock outstanding plus the effect of stock options, if dilutive, calculated using the treasury stock method.

Basic and diluted EPS were the same for all periods presented. Stock options were considered anti-dilutive for the years ended December 31, 1999 and 1998, thus weighted average common shares outstanding were the same for both basic and diluted EPS. The dilutive effect of stock options resulted in approximately 110,000 additional weighted average common stock equivalent shares outstanding for the year ended December 31, 1997.

USE OF ESTIMATES

         In the preparation of financial statements in conformity with generally accepted accounting principles management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Because the Company sells a significant portion of its products through distributors and value added resellers, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders may not be indicative of long-term end user demand. The Company's customers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. Significant estimates included in the Company's financial statements include the allowance for doubtful accounts, allowance for sales returns, allowance for inventory valuation, and deferred tax valuation allowance.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has estimated the fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value assumptions. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments.

PRODUCT CONCENTRATION

         The markets for the Company's products are characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company has derived substantially all of its revenues from the development and sales of a limited number of network fiber and copper cable test and management devices and network attached storage servers and appliances.

CHANGE IN ACCOUNTING PRINCIPLE

         In accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expensed $117,000, after the effect of income tax, of previously capitalized international product translation costs during the year ended December 31, 1999.

COMPREHENSIVE INCOME

         Effective in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, and its components in a full set of general-purpose financial statements. The adoption of this pronouncement had an insignificant effect on the Company's financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

         The FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The statement, as amended, is effective for the Company's year ending December 31, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133. The Company is therefore unable to disclose the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.

(2)      INVENTORIES:

         Inventories consisted of the following at December 31:

                                                          1999       1998
                                                         -------    -------
                                                           (in thousands)
Raw materials                                            $ 1,154     $ 1,946
Work-in-progress                                              99         100
Finished goods                                             3,738       5,200
                                                         -------     -------
                                                           4,991       7,246
Less:  Allowance for excess and obsolete inventory          (702)       (674)
                                                         -------     -------

                                                         $ 4,289     $ 6,572
                                                         =======     =======

(3)      PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at December 31:

                                                           1999         1998
                                                         --------     --------
                                                             (in thousands)
Equipment                                                $  9,136     $  8,782
Furniture and fixtures                                      1,128        1,054
Leasehold improvements                                        665          640
                                                         --------     --------
                                                           10,929       10,476
Less:  Accumulated depreciation                            (8,691)      (7,375)
                                                         --------     --------

                                                         $  2,238     $  3,101
                                                         ========     ========

(4)      LEASES:

         The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under operating leases totaled approximately $1,625,000, $1,262,000 and $1,051,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease obligations under non-cancelable operating leases for each of the years ended December 31 are as follows:

                                                                  (in thousands)
        2000                                                               $ 749
        2001                                                                  59
        2002                                                                  34
        2003                                                                  10
        2004                                                                   7
                                                                         --------

                                                                           $ 859
                                                                         ========

         The Company has a capital lease obligation aggregating approximately $34,000, with approximately $24,000 due in the year ended December 31, 2000, and approximately $10,000 due in the year ended December 31, 2001.

         (5)      INCOME TAXES:

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences between results of operations for financial reporting purposes and income tax purposes.

         No provision is made for U.S. income taxes applicable to accumulated undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. If such earnings were to be repatriated, such earnings could be subject to foreign withholding tax and U.S. residual tax. The determination of the amount of unrecognized withholding and U.S. taxes on those estimated earnings is not practicable.

         Components of the income tax provision (benefit) for each of the years ended December 31 are as follows:

                                                   1999        1998        1997
                                                   -----     -------     -------
                                                         (in thousands)
Current (benefit) provision:
  Federal                                          $(225)    $  (697)    $(1,427)
  State                                              (37)        (24)        (91)
  Foreign                                            103         189          --
                                                   -----     -------     -------
Total current (benefit) provision                   (159)       (532)     (1,518)
Deferred (benefit) provision                         262        (726)      1,387
                                                   -----     -------     -------

Total income taxes (benefit) provision             $ 103     $(1,258)    $  (131)
                                                   =====     =======     =======

         Reconciliation of the difference between income tax provision (benefit) and income taxes at the statutory U.S. federal income tax rate for each of the years ended December 31, is as follows:

                                                      1999        1998       1997
                                                    -------     -------     -----
                                                             (in thousands)
 Computed "expected" tax (benefit) provision        $(1,474)    $  (702)    $  65
 Tax credits                                           (167)       (248)     (217)
 Tax exempt interest income                             (16)        (24)      (24)
 Foreign sales corporation benefit                       --        (206)       --
 State taxes, net                                        --         (97)        3
 Valuation allowance                                  1,720          --        --
 Other, net                                              40          19        42
                                                    -------     -------     -----

 Total income tax (benefit) provision               $   103     $(1,258)    $(131)
                                                    =======     =======     =====

The components of deferred income taxes at December 31 are as follows:

                                                                 1999        1998
                                                                -------     -------
                                                                   (in thousands)
         Nondeductible accruals and reserves                    $   896     $ 1,358
         Inventory costs capitalized for income tax purposes        134         198
                                                                -------     -------

                Total current deferred income taxes               1,030       1,556
                                                                -------     -------

         Excess of tax over book depreciation                      (164)       (202)
         Net operating loss carryforwards                         4,433       2,025
         Tax credit carryforwards                                   732         880
         Other                                                     (174)        140
                                                                -------     -------
                Total noncurrent deferred income taxes            4,827       2,843

                Less: valuation allowance                        (3,044)     (1,324)
                                                                -------     -------

                Net noncurrent deferred income taxes              1,783       1,519
                                                                -------     -------

                Total deferred income taxes                     $ 2,813     $ 3,075
                                                                =======     =======

         At December 31, 1999, the Company has net operating loss carryforwards of $9,186,000 and $16,365,000 for federal and state income tax reporting purposes, respectively. The federal net operating losses expire in the years 2001 through 2019 if not utilized prior to that time. The state net operating losses expire over various years depending on the various state laws. The Company also has general business and alternative minimum tax credit carryforwards of approximately $707,000 and $25,000, respectively. The general business credit carryforwards expire in various amounts in the years 2011 through 2019 if not utilized prior to that time. The alternative minimum tax credit may be carried forward indefinitely.

         Federal and state net operating losses of $3,335,000 and $3,762,000, respectively, relate to the acquisition of Logicraft, Inc. Limitations imposed by Section 382 of the Internal Revenue Code, as amended, impose restrictions on the Company's ability to utilize the net operating loss of Logicraft. Due to restrictions on the availability of the Logicraft net operating losses to offset the Company's income, a valuation allowance has been established for the entire federal and state tax benefit. The valuation allowance reduces deferred tax assets to an amount that represents the Company's best estimate of the amount of deferred tax assets that, more likely than not, will be realized.

(6)      COMMITMENTS AND CONTINGENCIES:

LITIGATION

         The Company is subject to legal claims in the ordinary course of business. Management believes that the Company's liability, if any, with respect to such matters will not have a material adverse effect on the Company's financial condition and results of operations.

         On March 8, 1999 and April 7, 1999, the Company was named as a defendant in two purported class action lawsuits filed in the United States District Court for the District of Arizona. The two lawsuits contain substantially the same allegations and were brought on behalf of a class of persons who purchased our common stock between April 14, 1998 and March 2, 1999. The complaints allege claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further allege that the Company made misrepresentations or omissions concerning its financial statements that artificially inflated the price of the Company's common stock. On November 29, 1999, a motion to dismiss the lawsuit was filed. On January 10, 2000, the Court heard arguments on the motion to dismiss. This motion is currently pending. The Company intends to vigorously defend the complaints. The Company is unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to the Company, it could have a material effect on our results of operations and financial condition.

         The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to accounting matters of the Company. The SEC has requested and received documents from the Company and taken testimony from certain former employees. The SEC has not indicated whether they intend to formally expand the scope of the investigation, or take any other measures. They have not, to date, asserted any specific claims, or remedy. The Company is unable to predict the effect, if any, of this inquiry.

PURCHASE COMMITMENTS

         The Company utilizes contract manufacturing for virtually all product requirements. Under these agreements, the Company is obligated to purchase, in the ordinary course of business, products manufactured under these contracts at contract prices. Some contracts require the Company to purchase all inventory and components in the event of contract cancellation.


(7)      EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan (the "ESPP") through which eligible employees may purchase shares of the Company's common stock at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under section 423 of the Internal Revenue Code. The Company has reserved 400,000 shares of stock for issuance under the ESPP. The purchase price per share is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, as defined. During the years ended December 31, 1999, 1998 and 1997, 83,778, 80,189 and 43,891 shares of common stock were purchased at weighted average prices per share of $2.15, $3.73 and $4.48, respectively. At December 31, 1999, 111,321 shares of common stock were available for issuance under the ESPP.

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

         The second type of option grant is the anniversary option grant under which the non-employee director will be granted an option to purchase 10,000 shares of the Company's common stock upon first being elected or appointed to the Board. In addition, on the third anniversary, and each successive third anniversary (if re-elected), each non-employee director will be granted an option to purchase 10,000 shares of the Company's common stock on the third business day following the public release of the Company's annual or quarterly earnings. Twenty-five percent of the anniversary option grant is immediately exercisable and 25% vests over each of the next three years. In the event of a "change in control," as defined in the 1998 Director Plan, all options will become exercisable. The exercise price of the anniversary option grants is equal to the fair market value of the per share price of the Company's common stock on the date of grant.

         A summary of combined stock option activity with respect to the above plans for the years ended December 31 is as follows:

                                      Options Outstanding
                               ----------------------------------
                                               Weighted Average
                                 Shares         Exercise Price
                               ----------     -------------------
 Balance, January 1, 1997       1,369,399        $     9.00
   Granted                        806,028              5.03
   Canceled                      (268,200)            10.40
   Exercised                       (1,224)             4.68
                               ----------        ----------

 Balance, December 31, 1997     1,906,003              6.97
   Granted                        314,350              4.66
   Canceled                      (410,369)             8.66
   Exercised                       (5,667)             5.05
                               ----------        ----------

 Balance, December 31, 1998     1,804,317              6.18
   Granted                        549,856              3.15
   Canceled                      (836,183)             4.97
   Exercised                     (217,774)             6.55
                               ----------        ----------

 Balance, December 31, 1999     1,300,216        $     5.48
                               ==========        ==========

         The weighted average fair value per share of options granted was $3.15, $4.66 and $5.03 per share in 1999, 1998 and 1997, respectively.

         The following table summarizes information about the stock options outstanding at December 31, 1999:

                                     OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                        ----------------------------------------------      ----------------------------
                                        Weighted
                                        Average
                                        Remaining          Weighted                         Weighted
     Range of             Options      Contractual         Average            Options       Average
 Exercise Prices        Outstanding       Life          Exercise Price      Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------
$ 2.19     $ 3.00           430,000        8.9              $ 2.72              45,000       $ 2.63
$ 3.56     $ 5.25           440,916        6.2              $ 4.51             192,563       $ 4.81
$ 5.44     $ 8.00           250,225        6.5              $ 6.79             156,638       $ 6.95
$ 9.00     $12.25           135,525        5.6              $10.18              95,145       $10.05
$17.75     $24.25            43,550        4.0              $20.44              43,014       $20.45
--------------------------------------------------------------------------------------------------------
$ 2.19     $24.25         1,300,216        7.0              $ 5.48             532,360       $ 7.46
========================================================================================================

ACCOUNTING FOR STOCK-BASED COMPENSATION

         During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

         The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore no compensation cost has been recognized in the accompanying financial statements for stock-based compensation plans.

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's pro forma net loss and loss per share for the years ended December 31, 1999, 1998 and 1997 would have been reported as indicated below:

                                      1999          1998         1997
                                    ---------    ----------   ---------
                                               (in thousands)
Net income (loss):
         As reported                 $(4,438)     $  (908)      $ 323
         Pro forma                    (4,971)      (2,036)       (666)
Diluted net income (loss) per
  common and equivalent share:
         As reported                ($   .55)    ($   .11)      $ .04
         Pro forma                      (.62)        (.25)       (.08)

The fair value of options granted under the Company's fixed stock option plans during 1999, 1998 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted averaged assumptions:

                             1999       1998       1997
                            ------     ------     ------
Expected volatility          79.0%      77.0%      92.0%
Expected lives in years         5          5          5
Dividend yield                  0%         0%         0%
Risk-free interest rate       5.1%       5.5%       6.2%

The fair value of purchase rights granted under the ESPP were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                             1999       1998       1997
                            ------     ------     ------
Expected volatility          79.0%      77.0%      92.0%
Expected lives in years         1          1          1
Dividend yield                  0%         0%         0%
Risk-free interest rate       5.1%       5.5%       5.8%

The pro forma effect of applying SFAS 123 for the years ended December 31, 1999, 1998 and 1997 are not likely to be representative of the effects on reported net income and earning per share for future years, because options vest over several years and additional awards are made each year.

401(k) PLAN

         The Company has a contributory retirement and profit-sharing plan (the 401(k) Plan) covering eligible employees meeting certain requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code, and allows employees to contribute up to 15% of their compensation, subject to maximum annual statutory limitations. The Company may make discretionary matching contributions equal to a percentage of an employee's compensation contributed to the 401(k) Plan for the year, or in a fixed dollar amount, as determined each year by the Board of Directors. The Company's contribution to the 401(k) Plan was approximately $102,000, $116,000 and $127,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

STOCK REPURCHASE

         On April 14, 1998, the Company's Board of Directors authorized the repurchase of up to 800,000 shares of its common stock, or approximately 10% of all shares issued as of that date, for issuance under the Company's stock option and purchase plans. The stock was purchased, from time to time, on the open market as conditions permit. To date, the Company has repurchased 232,520 shares at an average price of $5.24 per share. During the third quarter of 1998, the Board of Directors discontinued the repurchase of the Company's common stock.

(8)      SPECIAL CHARGE:

         The Company recorded a total of $1,923,000 as a pre-tax charge to earnings in the year ended December 31, 1999, in connection with its exit from the NAS enterprise systems business, related closure of its Nashua, New Hampshire facility and restructuring its management organization. The total charge includes $803,000 for the write-down of discontinued product inventories and $1,120,000 for employee severance and benefits, future lease payments, write-off of certain fixed assets and capitalized software and additional allowance for evaluation units. The total charge was reflected net of proceeds of approximately

$200,000 received from the sale of NAS enterprise product maintenance contracts and related customer database. In accordance with EITF 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring", $803,000 has been reflected as additional cost of revenue, and $1,120,000 has been reflected as an operating expense in the accompanying consolidated statements of operations.

(9)      SEGMENT REPORTING:

         The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about product and services and geographic areas. Operating segments are defined as components of a business, for which separate financial information is available, that management regularly evaluates in deciding how to allocate resources and assess performance.

         The Company is organized into two reportable business segments: Network Appliance and Storage ("NAS") and Network Test and Measurement ("NTM").

         The NAS business segment consists of a family of server appliances and server products. Server appliances are network infrastructure devices designed to facilitate the exchange of information over a computing network. The Company's server appliances use Linux as an open source operating system and encompass hard disk storage devices, as well as, optical (CD-ROM and DVD-ROM) storage devices. NAS products are designed to enable organizations to easily develop, store, manage, and access information and knowledge bases. The NAS reportable business segment includes the Company's H & H subsidiary that develops and sells CD-ROM networking systems and service maintenance contracts in Germany.

         The NTM business segment includes hand held products used as network certification and troubleshooting tools in the installation and operation of computerized networks. The NTM segment consists of devices for testing fiber optic and copper networks, as well as, active operational LANs. The NTM business segment consists of products that are used by service providers and system integrators to perform critical cabling certification and network diagnostics.

         The accounting policies of the business segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. Information related to the operations of the Company in different business segments is set forth below.

         The Company does not measure assets or operating expenses separately for the NAS and NTM business segments.

                                          NAS           NTM       Total
                                        -------       -------    -------
                                                  (in thousands)
Net revenue:
                 1999                   $13,368       $29,391    $42,759
                 1998                    14,854        26,796     41,650
                 1997                    22,384        27,208     49,592

Gross profit:
                 1999                     6,591 (1)    16,148     22,739 (1)
                 1998                     9,244        14,503     23,747
                 1997                    13,210        16,116     29,326

                                            1999           1998         1997
                                          --------       --------     --------
                                                      (in thousands)
 Gross profit for reportable segments     $ 22,739 (1)   $ 23,747     $ 29,326
 Unallocated amounts:
   Operating expenses                      (27,172)       (26,237)     (29,254)
   Net other income                            215            324          120
                                          --------       --------     --------
 Income (loss) before taxes               $ (4,218)      $ (2,166)    $    192
                                          =========      =========    ========

 Unallocated assets                       $ 34,056       $ 39,350     $ 42,805
                                          =========      =========    ========

         (1) Includes $803,000 write-down of discontinued product inventories recorded in connection with the Company's exit from the NAS enterprise systems market.

         Net revenues to unaffiliated customers by principal geographic area is set forth below for each of the years ended December 31:

                                            1999            1998        1997
                                          ---------      ---------    --------
                                                      (in thousands)
 North America                            $  25,981      $  28,294    $ 35,924
 International                               16,778         13,356      13,668
                                          ---------      ---------    --------

 Net revenues                             $  42,759      $  41,650    $ 49,592
                                          =========      =========    ========

         (10)     SUPPLEMENTAL FINANCIAL INFORMATION:

A summary of additions and deductions related to the allowances for accounts receivable and inventory for the years ended December 31, 1999, 1998 and 1997 follows:

                                                     Beginning of                                 End of
                                                         Year       Additions     Deductions       Year
                                                     ------------   ---------     ----------      -------
 ALLOWANCES FOR DOUBTFUL ACCOUNTS:

     Year ended December 31, 1999                      $   637       $   461       $  (927)       $   171
                                                       =======       =======       =======        =======
     Year ended December 31, 1998                      $   892       $   401       $  (656)       $   637
                                                       =======       =======       =======        =======
     Year ended December 31, 1997                      $   582       $   490       $  (180)       $   892
                                                       =======       =======       =======        =======

ALLOWANCES FOR SALES RETURNS:

     Year ended December 31, 1999                      $ 1,392       $ 2,029       $(2,999)       $   422
                                                       =======       =======       =======        =======
     Year ended December 31, 1998                      $ 1,073       $ 5,375       $(5,056)       $ 1,392
                                                       =======       =======       =======        =======
     Year ended December 31, 1997                      $ 3,030       $ 2,970       $(4,927)       $ 1,073
                                                       =======       =======       =======        =======

ALLOWANCES FOR EXCESS AND OBSOLETE INVENTORY:

     Year ended December 31, 1999                      $   674       $ 1,299       $(1,271)       $   702
                                                       =======       =======       =======        =======
     Year ended December 31, 1998                      $   694       $   672       $  (692)       $   674
                                                       =======       =======       =======        =======
     Year ended December 31, 1997                      $   540       $ 2,833       $(2,679)       $   694
                                                       =======       =======       =======        =======

(11)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         Selected unaudited quarterly financial data for the years ended December 31, 1999 and 1998 is as follows:

                                                         1999 Quarters
                               -----------------------------------------------------------------
                                First         Second         Third        Fourth          Total
                               -------      --------       --------      --------       --------
                                          (in thousands, except per share amounts)

 Net revenue                   $ 9,001       $ 9,595       $ 11,297      $ 12,866       $ 42,759
 Cost of revenue                 3,951         5,442          5,146         5,481         20,020
 Gross profit                    5,050         4,153          6,151         7,385         22,739
 Total operating expenses        6,804         7,792          5,701         6,875         27,172
 Net income (loss)              (1,502)       (3,945)           523           486         (4,438)
 EPS                           $ (0.19)      $ (0.49)        $ 0.06        $ 0.06        $ (0.55)

                                                        1998 Quarters
                               -----------------------------------------------------------------
                                First         Second         Third         Fourth         Total
                               -------      --------       --------      --------       --------
                                          (in thousands, except per share amounts)

 Net revenue                   $ 9,716      $ 10,745       $ 10,111      $ 11,078       $ 41,650
 Cost of revenue                 3,791         4,448          4,156         5,508         17,903
 Gross profit                    5,925         6,297          5,955         5,570         23,747
 Total operating expenses        5,870         6,720          5,775         7,872         26,237
 Net income (loss)                  90          (242)           333        (1,089)          (908)
 EPS                            $ 0.01       $ (0.03)        $ 0.04       $ (0.13)       $ (0.11)

         Cost of revenue and total operating expenses for the year ended December 31, 1999 reflect a special charge of $803,000 and $1,120,000, respectively, related to closure of the Company's Nashua, New Hampshire facility and management restructuring.

         During the fourth quarter of the year ended December 31, 1998, adjustments to reflect anticipated sales returns of an additional $370,000, an additional reserve for obsolete inventory of $200,000, the write-off of $200,000 of evaluation units not expected to be recovered, the write-off of $800,000 of prepaid royalties for software products that were rapidly reaching obsolescence, and executive search and other professional fees of $430,000, were recorded.

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

                  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning continuing directors, nominees and executive officers of the Company is set forth under the caption "Information Concerning Directors, Nominees and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be held May 30, 2000, which is incorporated by reference into this Form 10-K Report.

ITEM 11. EXECUTIVE COMPENSATION

         Information responsive to this Item 11 is incorporated by reference to the caption "Executive Compensation" and "Employment Agreements" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the common stock beneficially owned by each of our directors by all of our officers and directors as a group and by each shareholder known by us to be the beneficial owner of more than 5% of the outstanding common stock is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information responsive to this item is incorporated herein by reference to "Certain Transactions and Relationships" in the Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND SCHEDULE.

                                                                                                          Page
                                                                                                         -------
                  (i)    Financial Statements
                            (1) Independent Auditors' Report                                             Page 29

                            (2) Consolidated Financial Statements:
                            Balance Sheets - December 31, 1999 and 1998                                  Page 30
                            Statements of Operations - For the Years Ended December 31, 1999, 1998
                            and 1997                                                                     Page 31
                            Statements of  Changes in Stockholders' Equity - For the Years Ended
                            December 31, 1999, 1998 and 1997                                             Page 32
                            Statements of Cash Flows - For the Years Ended December 31, 1999, 1998
                            and 1997                                                                     Page 33
                            Notes to Consolidated Financial Statements - December 31, 1999, 1998
                            and 1997                                                                     Page 34

                  (ii)   Financial Statement Schedules

                  (iii)  See Item 14(c) below

                         Independent Auditors' Report                                                  Included in Auditors'
                                                                                                       Report at Page 29

         Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)      REPORTS OF FORM 8-K.

         The Company filed a Form 8-K on March 8, 1999 regarding a purported class action lawsuit that was filed against the Company and certain former officers in the United States District Court for the District of Arizona. The suit claims that the Company violated Section 10(b) of the Securities Exchange Act of 1934 by making public misrepresentations or failing to disclose material facts regarding its financial results. The suit was filed as a class action on behalf of all purchasers of Company stock between April 14, 1998 and March 2, 1999. The Company intends to vigorously defend these lawsuits.

(c)      EXHIBITS.

Exhibit                                                                                Page or
Number           Description                                                           Method of Filing
------           -----------                                                           ----------------
3.1              Amended and Restated Certificate of Incorporation of the Company,     Incorporated by reference to
                 dated May 19, 1992                                                    Exhibit 3.1 to Form S-1
                                                                                       Registration Statement
                                                                                       #33-52264 ("Form S-1
                                                                                       #33-52264")

3.2              Bylaws of the Company                                                 Incorporated by reference to
                                                                                       Exhibit 3.2 to Form S-1
                                                                                       #33-52264

10.1             Lease Agreement between Camelback Associates II Limited Partnership   Incorporated by reference to
                 and the Company dated June 19, 1992, relating to Company's            Exhibit 10.5 to Form S-1
                 principal offices and facilities                                      #33-52264

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

10.4             Employee Stock Purchase Plan                                          Incorporated by reference to
                                                                                       Exhibit 10.9 of Amendment No.
                                                                                       1 to Form S-1 #33-52264

10.5             401(k) Retirement Savings Plan                                        Incorporated by reference to
                                                                                       Exhibit 10.12 to Form S-1
                                                                                       #33-52264

10.6             Non-Employee Directors Stock Option Plan                              Incorporated by reference to
                                                                                       Exhibit 4 to Form
                                                                                       S-8 #33-67948

10.7             Annual Non-Employee Directors Stock Option Plan                       Incorporated by reference to
                                                                                       Exhibit 4 to Form
                                                                                       S-8 #33-79070

10.8             Form of Indemnity agreement between directors and certain former      Incorporated by reference to
                 officers of the Company, and the Company                              Exhibit 10.18 to Form S-1
                                                                                       #33-52264

10.9             Agreement of Purchase and Sale of Stock between Optical Media         Incorporated by reference to
                 International and the Company dated June 6, 1995                      Exhibit 2 of Form 8-K Report
                                                                                       dated June 6, 1995

10.10            1994  Profit Sharing Plan                                             Incorporated by reference to
                                                                                       Exhibit 10.15 of Form 10-K
                                                                                       Report dated December 31, 1993

10.11            Long-Term Incentive Plan                                              Incorporated by reference to
                                                                                       Exhibit 10.16 of Form 190K
                                                                                       Report dated December 31, 1994

10.12            Deferred Compensation Plan                                            Incorporated by reference to
                                                                                       Exhibit 10.17 of Form 10-K
                                                                                       Report dated December 31, 1994

10.13            Agreement of Purchase and Sale of Stock between Logicraft             Incorporated by reference to
                 Information Systems, Inc. and the Company dated December 17, 1996     Exhibit 2 of Current Report
                                                                                       on Form 8-K dated December
                                                                                       17, 1996

10.14            1998 Director Compensation Plan                                       Incorporated by reference
                                                                                       to Appendix A of the
                                                                                       Company's 1998 Proxy Statement

10.15            Consulting Agreement of Richard G. Meise                              Incorporated by reference to
                                                                                       Exhibit 10.15 of Form 10-K
                                                                                       Report dated December 31, 1998

10.16            Severance Agreement of Charles V. Mihaylo                             Incorporated by reference to
                                                                                       Exhibit 10.16 of Form 10-K
                                                                                       Report dated December 31, 1998

10.17            Agreement with Tim C. Furst                                           Incorporated by reference to
                                                                                       Exhibit 10.17 of Form 10-K
                                                                                       Report dated December 31, 1998

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

24.1             Power of Attorney of Dianne C. Walker

24.2             Power of Attorney of Roger C. Ferguson

24.3             Power of Attorney of Steven G. Mihaylo

24.4             Power of Attorney of William C. Turner

24.5             Power of Attorney of Kent C. Mueller

27               Financial Data Schedule

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

        Name and Signature                                       Title                                    Date
        ------------------                                       -----                                    ----

--------------------------------
Kent C. Mueller*                         Chairman of the Board                                       March 30, 2000

/s/  Vincent C. Hren
--------------------------------
Vincent C. Hren                          President and Chief Executive Officer                       March 30, 2000

/s/  William R. Crowell                  Vice President, Chief Financial Officer, Secretary and
--------------------------------         Treasurer (Principal Financial and Accounting Officer)      March 30, 2000
William R. Crowell


--------------------------------
Roger C. Ferguson*                       Director                                                    March 30, 2000


--------------------------------
Steven G. Mihaylo*                       Director                                                    March 30, 2000


--------------------------------
William C. Turner*                       Director                                                    March 30, 2000


--------------------------------
Dianne C. Walker*                        Director                                                    March 30, 2000


*By /s/  Vincent C. Hren
--------------------------------
    Vincent C. Hren
    Attorney-in-Fact                                                                                 March 30, 2000

                                 EXHIBIT INDEX


Exhibit                                                                                Page or
Number           Description                                                           Method of Filing
------           -----------                                                           ----------------
3.1              Amended and Restated Certificate of Incorporation of the Company,     Incorporated by reference to
                 dated May 19, 1992                                                    Exhibit 3.1 to Form S-1
                                                                                       Registration Statement
                                                                                       #33-52264 ("Form S-1
                                                                                       #33-52264")

3.2              Bylaws of the Company                                                 Incorporated by reference to
                                                                                       Exhibit 3.2 to Form S-1
                                                                                       #33-52264

10.1             Lease Agreement between Camelback Associates II Limited Partnership   Incorporated by reference to
                 and the Company dated June 19, 1992, relating to Company's            Exhibit 10.5 to Form S-1
                 principal offices and facilities                                      #33-52264

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

10.4             Employee Stock Purchase Plan                                          Incorporated by reference to
                                                                                       Exhibit 10.9 of Amendment No.
                                                                                       1 to Form S-1 #33-52264

10.5             401(k) Retirement Savings Plan                                        Incorporated by reference to
                                                                                       Exhibit 10.12 to Form S-1
                                                                                       #33-52264

10.6             Non-Employee Directors Stock Option Plan                              Incorporated by reference to
                                                                                       Exhibit 4 to Form
                                                                                       S-8 #33-67948

10.7             Annual Non-Employee Directors Stock Option Plan                       Incorporated by reference to
                                                                                       Exhibit 4 to Form
                                                                                       S-8 #33-79070

10.8             Form of Indemnity agreement between directors and certain former      Incorporated by reference to
                 officers of the Company, and the Company                              Exhibit 10.18 to Form S-1
                                                                                       #33-52264

10.9             Agreement of Purchase and Sale of Stock between Optical Media         Incorporated by reference to
                 International and the Company dated June 6, 1995                      Exhibit 2 of Form 8-K Report
                                                                                       dated June 6, 1995

10.10            1994  Profit Sharing Plan                                             Incorporated by reference to
                                                                                       Exhibit 10.15 of Form 10-K
                                                                                       Report dated December 31, 1993

10.11            Long-Term Incentive Plan                                              Incorporated by reference to
                                                                                       Exhibit 10.16 of Form 190K
                                                                                       Report dated December 31, 1994

10.12            Deferred Compensation Plan                                            Incorporated by reference to
                                                                                       Exhibit 10.17 of Form 10-K
                                                                                       Report dated December 31, 1994

10.13            Agreement of Purchase and Sale of Stock between Logicraft             Incorporated by reference to
                 Information Systems, Inc. and the Company dated December 17, 1996     Exhibit 2 of Current Report
                                                                                       on Form 8-K dated December
                                                                                       17, 1996

10.14            1998 Director Compensation Plan                                       Incorporated by reference
                                                                                       to Appendix A of the
                                                                                       Company's 1998 Proxy Statement

10.15            Consulting Agreement of Richard G. Meise                              Incorporated by reference to
                                                                                       Exhibit 10.15 of Form 10-K
                                                                                       Report dated December 31, 1998

10.16            Severance Agreement of Charles V. Mihaylo                             Incorporated by reference to
                                                                                       Exhibit 10.16 of Form 10-K
                                                                                       Report dated December 31, 1998

10.17            Agreement with Tim C. Furst                                           Incorporated by reference to
                                                                                       Exhibit 10.17 of Form 10-K
                                                                                       Report dated December 31, 1998

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

24.1             Power of Attorney of Dianne C. Walker

24.2             Power of Attorney of Roger C. Ferguson

24.3             Power of Attorney of Steven G. Mihaylo

24.4             Power of Attorney of William C. Turner

24.5             Power of Attorney of Kent C. Mueller

27               Financial Data Schedule