Form 10-Q
period 2000-04-01
MICROTEST INC
filed 2000-05-15
CIK 891920

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0 - 20666


                                 MICROTEST, INC.
                  (Exact name of registrant as specified in its charter)

             DELAWARE                                        86-0485884
  (State or other jurisdiction of                          (IRS employer
      incorporation)                                   identification number)


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

                                    YES X    NO

       AT MAY 2, 2000, THERE WERE 8,675,342 SHARES OF COMMON STOCK OUTSTANDING, EXCLUSIVE OF TREASURY SHARES HELD BY THE REGISTRANT.

                        MICROTEST, INC. AND SUBSIDIARIES
                                      INDEX



                                                                        PAGE
                                                                        ----
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     April 1, 2000 and December 31, 1999                  3

                  Consolidated Statements of Operations-
                     Three Months Ended
                     April 1, 2000 and March 27, 1999                     4

                  Consolidated Statements of Cash Flows-
                     Three Months Ended
                     April 1, 2000 and March 27, 1999                     5

                  Notes to Consolidated Financial Statements             6-9

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         10-12


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                         13

       Item 6.  Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                                14

                        MICROTEST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 April 1,     December 31,
                                                                                  2000           1999
                                                                                --------       --------
                                                                               (unaudited)
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $ 11,719       $ 10,431
    Restricted investments                                                           296            293
    Accounts receivable, net of allowances for doubtful accounts of $228
        and $171, and sales returns of $456 and $422, respectively                 8,544          7,828
    Inventories, net                                                               3,895          4,289
    Prepaid expenses                                                                 865            864
    Income taxes receivable                                                        2,198          2,777
    Deferred income taxes                                                          1,030          1,030
                                                                                --------       --------
      Total current assets                                                        28,547         27,512
                                                                                --------       --------
PROPERTY AND EQUIPMENT, NET                                                        2,079          2,238
                                                                                --------       --------
OTHER ASSETS:
    Capitalized software, net of accumulated amortization of $1,703
        and $1,510, respectively                                                   1,067          1,260
    Deferred income taxes                                                          1,783          1,783
    Other                                                                            980          1,263
                                                                                --------       --------
      Total other assets                                                           3,830          4,306
                                                                                --------       --------
                                                                                $ 34,456       $ 34,056
                                                                                ========       ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                            $  2,326       $  2,939
    Accrued liabilities                                                            2,095          2,204
    Accrued payroll and employee benefits                                          1,260          1,160
    Accrued deferred compensation                                                    296            293
                                                                                --------       --------
      Total current liabilities                                                    5,977          6,596
                                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 15,000,000 shares authorized; 8,675,342
        shares and 8,555,137 shares outstanding, respectively                          9              9
    Additional paid-in capital                                                    35,106         34,521
    Accumulated deficit                                                           (5,418)        (5,852)
                                                                                --------       --------
                                                                                  29,697         28,678
    Less: treasury stock, at cost, 232,520 shares                                 (1,218)        (1,218)
                                                                                --------       --------
       Total stockholders' equity                                                 28,479         27,460
                                                                                --------       --------
                                                                                $ 34,456       $ 34,056
                                                                                ========       ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED APRIL 1, 2000 AND MARCH 27, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three Months Ended
                                                              April 1,      March 27,
                                                                2000          1999
                                                              --------      --------
                                                                    (unaudited)
NET REVENUE                                                   $ 11,601       $  9,001
COST OF REVENUE                                                  4,945          3,951
                                                              --------       --------
      Gross profit                                               6,656          5,050
                                                              --------       --------
OPERATING EXPENSES:
    Sales and marketing                                          2,975          3,177
    Research and development                                     1,993          1,701
    General and administrative                                   1,368          1,402
    Special charge                                                  --            524
                                                              --------       --------
      Total operating expenses                                   6,336          6,804
                                                              --------       --------
INCOME (LOSS) FROM OPERATIONS                                      320         (1,754)
OTHER INCOME, NET                                                  134             63
                                                              --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                                  454         (1,691)
INCOME TAX (PROVISION) BENEFIT                                     (20)           306
                                                              --------       --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                434         (1,385)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX                                  --           (117)
                                                              --------       --------
NET INCOME (LOSS)                                             $    434       $ (1,502)
                                                              ========       ========

BASIC EARNINGS (LOSS) PER SHARE:
    Income (loss) before change in accounting principle       $    .05       $   (.17)
    Cumulative effect of change in accounting principle             --           (.02)
                                                              --------       --------
    Net income (loss)                                         $    .05       $   (.19)
                                                              ========       ========
    Weighted average common shares outstanding - basic           8,383          8,049
                                                              ========       ========

DILUTED EARNINGS (LOSS) PER SHARE:
    Income (loss) before change in accounting principle       $    .05       $   (.17)
    Cumulative effect of change in accounting principle             --           (.02)
                                                              --------       --------
    Net income (loss)                                         $    .05       $   (.19)
                                                              ========       ========
    Weighted average common shares outstanding - diluted         9,133          8,049
                                                              ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED APRIL 1, 2000 AND MARCH 27, 1999
                                 (IN THOUSANDS)

                                                                 Three Months Ended
                                                               April 1,      March 27,
                                                                2000           1999
                                                              --------       --------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $    434       $ (1,502)
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                                    377            494
  Change in accounts receivable allowances                          91           (554)
  (Increase) decrease in accounts receivable                      (807)         1,586
  (Increase) decrease in income taxes receivable                   579            (46)
  Decrease in inventories                                          394             91
  (Increase) decrease in prepaid expenses and other assets         282           (146)
  Increase in deferred income taxes                                 --           (332)
  Decrease in accounts payable                                    (613)          (945)
  Increase (decrease) in accrued liabilities                      (109)           272
  Increase in accrued payroll and employee benefits                100             69
                                                              --------       --------

  Net cash provided by (used in) operating activities              728         (1,013)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (25)          (211)
  Capitalized software                                              --            (78)
                                                              --------       --------

  Net cash used in investing activities                            (25)          (289)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                               585             83
                                                              --------       --------

  Net cash provided by financing activities                        585             83
                                                              --------       --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                 1,288         (1,219)

CASH AND CASH EQUIVALENTS, beginning of period                  10,431          9,618
                                                              --------       --------

CASH AND CASH EQUIVALENTS, end of period                      $ 11,719       $  8,399
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the results of operations and consolidated financial position for the interim periods presented. Certain information and footnote disclosures normally included in full year financial statements have been condensed or omitted pursuant to interim reporting rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report to shareholders and report on Form 10-K. The results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results to be expected for a full fiscal year.

(2)      INVENTORIES:

         Inventories consist of the following (in thousands):


                                     April 1,     December 31,
                                       2000          1999
                                     -------      ---------
                                   (unaudited)
Raw materials                        $ 1,031       $ 1,154
Work-in-process                           64            99
Finished goods                         3,136         3,738
                                     -------       -------
                                       4,231         4,991
Less:  Allowance for excess and
       obsolete inventory               (336)         (702)
                                     -------       -------
                                     $ 3,895       $ 4,289
                                     =======       =======

(3)      EARNINGS (LOSS) PER SHARE:

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                               April 1,        March 27,
                                                                 2000            1999
                                                            -------------   -------------
         Net income (loss)                                  $         434   $      (1,502)
                                                            =============   ==============

         Weighted average common shares
            outstanding                                             8,383           8,049

         Effect of stock options                                      750              --
                                                            -------------   -------------

         Weighted average common and common
            equivalent shares outstanding                           9,133           8,049
                                                            =============   ==============

         Basic net income (loss) per share                  $         .05   $        (.19)
                                                            =============   ==============

         Diluted net income (loss) per share                $         .05   $        (.19)
                                                            =============   ==============



 (4)     SEGMENT REPORTING:

         The Company is organized into two reportable business segments: Network Test and Measurement ("NTM") and Network Appliance and Storage ("NAS").

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

         The NAS business segment consists of a family of server appliances and server products. Server appliances are network infrastructure devices designed to facilitate the exchange of information over a computing network. The Company's server appliances use Linux as an open source operating system and encompass hard disk storage devices, as well as, optical (CD-ROM and DVD-ROM) storage devices. NAS products are designed to enable organizations to easily develop, store, manage, and access information and knowledge bases. The NAS reportable business segment includes the Company's H+H subsidiary that develops and sells several software products, CD-ROM networking systems and service maintenance contracts in Europe.

         Information related to the operations of the Company in different business segments for the first quarter ended April 1, 2000 and March 27, 1999 is set forth below.

                                                 NAS         NTM         Total
                                              ---------   ---------    ---------
Net revenue:                        2000      $ 2,807      $ 8,794      $11,601
                                    1999 (1)    3,111        5,890        9,001

Gross profit:                       2000        1,868        4,788        6,656
                                    1999 (1)    1,755        3,295        5,050


                                          April 1,      March 27,
                                           2000           1999
                                          -------       --------
Gross profit for reportable segments      $ 6,656       $ 5,050
Unallocated amounts:
  Operating expenses                       (6,336)       (6,804)
  Other income, net                           134            63
                                          -------       -------
Income (loss) before income taxes         $   454       $(1,691)
                                          =======       =======

(1) Includes $1.5 million and $0.9 million of net revenue and gross profit, respectively, from the NAS enterprise systems market which we exited in the third quarter of 1999.

Net revenues to unaffiliated customers by principal geographic area for the first quarter ended April 1, 2000 and March 27, 1999, follows:


                                          April 1,      March 27,
                                            2000          1999
                                          -------       -------
North America                             $ 6,133       $ 4,893
International                               5,468         4,108
                                          -------       -------

Net revenues                              $11,601       $ 9,001
                                          =======       =======


(5)      MAJOR CUSTOMERS:

         Graybar Electric Company, Inc. accounted for 10% and 12% of total revenues for the quarter ended April 1, 2000 and March 27, 1999, respectively.

 (6)     COMMITMENTS AND CONTINGENCIES:

         The Company is subject to legal claims in the ordinary course of business. Management believes that the Company's liability, if any, with respect to such matters will not have a material adverse effect on the Company's financial condition and results of operations.

         On March 8, 1999 and April 7, 1999, the Company was named as a defendant in two purported class action lawsuits filed in the United States District Court for the District of Arizona. The two lawsuits contain substantially the same allegations and were brought on behalf of a class of persons who purchased Microtest common stock between April 14, 1998 and March 2, 1999. The complaints allege claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further allege that the Company made misrepresentations or omissions concerning its financial statements that artificially inflated the price of the Company's common stock. On November 29, 1999, a motion to dismiss the lawsuit was filed. On January 10, 2000, the Court heard arguments on the motion to dismiss. This motion is currently pending. The Company intends to defend the actions vigorously. The Company is unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to the Company, it could have a material effect on our results of operations and financial condition.

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

                        MICROTEST, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to our products or services, as well as assumptions relating to the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 1999.

         All references to "we," "our," "us," or "Microtest" refer to Microtest, Inc. and its subsidiaries.

RESULTS OF OPERATIONS

         REVENUE. Net revenue for the quarter ended April 1, 2000 was $11.6 million, an increase of 29% from revenue of $9.0 million for the corresponding quarter last year. Revenue increased primarily due to increased NTM and NAS demand for our OMNIScanner, OMNIFiber, Microscanner and Virtual CD products, offset by the effect of our closure of the Nashua, New Hampshire facility in the third quarter of 1999 and the discontinuance of its NAS enterprise product sales. Revenue growth, exclusive of the prior year effect of discontinued NAS enterprise product sales, was 55% compared to the corresponding quarter last year.

         We distribute products in both the United States and international markets. United States net revenues were $6.1 million and $4.9 million, representing 53% and 54% of net revenue, for the first quarters of 2000 and 1999, respectively. The 25% increase in United States net revenue in the first quarter of 2000 from the first quarter of 1999 was primarily due to increased domestic demand for the OMNIScanner products.

         International sales were $5.5 million and $4.1 million, representing 47% and 46% of net revenue, for the first quarters of 2000 and 1999, respectively. The 34% increase in international sales in the first quarter of 2000 from the first quarter of 1999 was primarily due to increased sales of our OMNIScanner and Virtual CD software product worldwide as a result of expanding our sales and marketing presence in Europe, Latin America, and the Asia Pacific region during the latter half of 1999.

         GROSS PROFIT. Gross profit was $6.7 million, or 57.4%, and $5.1 million, or 56.1%, for the three months ended April 1, 2000 and March 27, 1999, respectively. Gross margin increased due to the absence of lower margin CD-ROM enterprise system sales and an increase in higher margin product sales, including our Virtual CD software product. Gross margins may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

         SALES AND MARKETING. Sales and marketing expenses were $3.0 million, or 26% of net revenue, and $3.2 million, or 35% of net revenue, for the three months ended April 1, 2000 and March 27, 1999, respectively. The decrease in marketing and sales expenses was primarily related to reduced expenses as a result of our exiting the enterprise optical NAS business during 1999, offset by additional sales and marketing investments in our Asia Pacific and Latin America regions.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $2.0 million, or 17% of net revenue, and $1.7 million, or 19% of net revenue, for the three months ended April 1, 2000 and March 27, 1999, respectively. This increase was the result of additional investments into research and development activities in connection with the recently introduced FileZerver product and the effect of software development costs now being expensed, whereas in prior year these costs were capitalized. Beginning July 1999, we changed our development process and believe that new product development is essentially complete with the establishment of technological feasibility. Accordingly, software costs are currently expensed as incurred.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.4 million in both quarters ended April 1, 2000 and March 27, 1999. General and administrative expenses were 12% and 16% of net revenue for the first quarters of 2000 and 1999, respectively, as revenue increased at a significantly greater rate than these expenses.

         SPECIAL CHARGE. The special charge recorded in the first quarter of 1999 represents severance expenses taken to recognize the restructuring of our management organization.

         EFFECTIVE TAX RATE. Income taxes provided for the first quarter ended April 1, 2000 consisted of foreign income taxes. United States taxes were not provided due to our existing net operating loss carryforwards, as well as, the reversal of valuation allowances provided for in 1999 that offset a provision for taxes.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle, recorded in the first quarter of 1999, reflects the write-off of international product translation costs that had previously been capitalized. The write-off is in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

LIQUIDITY AND CAPITAL RESOURCES

         We held cash and cash equivalents of $11.7 million at April 1, 2000 compared to $10.4 million at December 31, 1999. Working capital was $22.6 million at April 1, 2000 compared to $20.9 million at December 31, 1999. During the quarter ended April 1, 2000, cash flows provided by operations were $0.7 million, resulting primarily from net income of $0.4 million, noncash depreciation and amortization of $0.4 million, decreases in inventory of $0.4 million, income tax receivables of $0.6 million and other assets of $0.3 million; offset by increases in net trade receivables of $0.7 million and decreases in accounts payable and accrued liabilities of $0.7 million. Cash flows provided by financing activities was

$0.6 million for the quarter ended April 1, 2000 primarily due to the exercise of common stock options and issuance of common stock in connection with our employee stock purchase plan.

         Historically, we have financed our cash requirements principally through cash flow from operating activities, the sale of common stock through an initial public offering in October 1992 and the exercise of stock options. We have no long-term obligations and expect that our existing working capital, together with cash flows from operations will be sufficient to meet our operating and capital needs for at least the next year.

                        MICROTEST, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

         From time to time we are subject to litigation in the ordinary course of business. Our insurance coverage may not be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse affect on our financial condition or results of operations.

         We, Richard G. Meise, our former Chief Executive Officer, Charles Mihaylo, our former Chief Operating Officer and John O'Block, our former Chief Financial Officer have been named as defendants in two purported class action lawsuits: Great Neck Capital Appreciation Investment Partnership, L.P., et. al.
v. Microtest, Inc., et. al., CIV 99-0438 PHX EHC filed on March 8, 1999, in United States District Court for the District of Arizona and Banks v. Microtest, Inc., et. al., CIV 99-672 PHX EHC filed on April 7, 1999 in United States District Court for the District of Arizona. The two lawsuits contain substantially the same allegations and were brought on behalf of a class of persons who purchased our common stock between April 14, 1998 and March 2, 1999. The complaints allege claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further allege that we made misrepresentations or omissions concerning our financial statements and public disclosures that artificially inflated the price of our common stock. The plaintiffs seek an unspecified amount of actual damages, attorney's fees and costs. On November 29, 1999, a motion to dismiss the lawsuit was filed. On January 10, 2000, the Court heard arguments on the motion to dismiss. This motion is currently pending. We intend to defend the actions vigorously. We are unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to us, it could have a material effect on our results of operations and financial condition.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit                                                                     Page or
Number   Description                                                        Method of Filing
------   -----------                                                        ----------------
27       Financial Data Schedule (for electronic submission only)           Filed herewith

99       Private Securities Litigation Reform Act of 1995 Safe Harbor       Filed herewith
         Compliance Statement for Forward-Looking Statements


         (b)      Reports on Form 8-K

              None.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 MICROTEST, INC.



       May 15, 2000                /s/ Vincent C. Hren
                                   ------------------------------------------
                                   Vincent C. Hren
                                   President and Chief Executive Officer




       May 15, 2000                /s/ William R. Crowell
                                   ------------------------------------------
                                   William R. Crowell
                                   Vice President, Secretary and Chief Financial
                                   Officer
                                   (Principal Financial Officer)