Form 10-Q
period 2000-07-01
MICROTEST INC
filed 2000-08-14
CIK 891920

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

             -------------------------------------------------------


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

                                  YES  X   NO
                                      --- ----

AT AUGUST 4, 2000, THERE WERE 8,741,264 SHARES OF COMMON STOCK OUTSTANDING, EXCLUSIVE OF TREASURY SHARES HELD BY THE REGISTRANT.

                        MICROTEST, INC. AND SUBSIDIARIES
                                      INDEX

                                                                         Page

PART I      FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     July 1, 2000 and December 31, 1999                    3

                  Consolidated Statements of Operations-
                     Three Months and Six Months Ended
                     July 1, 2000 and June 26, 1999                        4

                  Consolidated Statements of Cash Flows-
                     Six Months Ended July 1, 2000 and
                     June 26, 1999                                         5

                  Notes to Consolidated Financial Statements              6-10

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          11-13

PART II     OTHER INFORMATION

       Item 1.  Legal Proceedings                                         14

       Item 4.  Submission of Matters to a Vote of Security Holders       15

       Item 5.  Other Information                                         16

       Item 6.  Exhibits and Reports on Form 8-K                          16

SIGNATURE                                                                 16

                        MICROTEST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 1, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                  July 1,        December 31,
                                                                                   2000             1999
                                                                                 ----------      -----------
                                                                                 (unaudited)
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 12,956       $ 10,431
  Restricted investments                                                                 --            293
  Accounts receivable, net of allowances for doubtful accounts of $239
     and $171, and sales returns of $516 and $422, respectively                       8,332          7,828
  Inventories, net                                                                    3,751          4,289
  Prepaid expenses and other current assets                                             718            864
  Income taxes receivable                                                             2,593          2,777
  Deferred income taxes                                                               1,030          1,030
                                                                                   --------       --------
               Total current assets                                                  29,380         27,512
                                                                                   --------       --------

PROPERTY AND EQUIPMENT, NET                                                           1,957          2,238
                                                                                   --------       --------

OTHER ASSETS:
  Capitalized software, net of accumulated amortization of $1,889
     and $1,510, respectively                                                           881          1,260
  Deferred income taxes                                                               1,783          1,783
  Other                                                                                 753          1,263
                                                                                   --------       --------
               Total other assets                                                     3,417          4,306
                                                                                   --------       --------
                                                                                   $ 34,754       $ 34,056
                                                                                   ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $  2,430       $  2,939
  Accrued liabilities                                                                 1,993          2,204
  Accrued payroll and benefits                                                        1,207          1,160
  Accrued deferred compensation                                                          --            293
                                                                                   --------       --------
               Total current liabilities                                              5,630          6,596
                                                                                   --------       --------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 15,000,000 shares
    authorized; 8,685,046 shares and 8,555,137 shares
    outstanding, respectively                                                             9              9
  Additional paid-in capital                                                         35,177         34,521
  Accumulated deficit                                                                (4,844)        (5,852)
                                                                                   --------       --------
                                                                                     30,342         28,678
  Less: treasury stock, at cost, 232,520 shares                                      (1,218)        (1,218)
                                                                                   --------       --------
               Total stockholders' equity                                            29,124         27,460
                                                                                   --------       --------
                                                                                   $ 34,754       $ 34,056
                                                                                   ========       ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                               MICROTEST, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2000 AND JUNE 26, 1999
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                Three Months Ended                  Six Months Ended
                                                             -------------------------          -------------------------
                                                              July 1,         June 26,           July 1,          June 26,
                                                               2000             1999              2000              1999
                                                             --------         --------          --------          --------
                                                                     (unaudited)                        (unaudited)

NET REVENUE                                                  $ 11,021         $  9,595          $ 22,622          $ 18,596
COST OF REVENUE                                                 4,723            4,639             9,668             8,590
 Special charge for write-down of
   discontinued product inventories                                --              803                --               803
                                                             --------         --------          --------          --------
     Gross profit                                               6,298            4,153            12,954             9,203
                                                             --------         --------          --------          --------

OPERATING EXPENSES:
 Sales and marketing                                            3,134            3,071             6,109             6,248
 Research and development                                       1,838            2,079             3,831             3,780
 General and administrative                                     1,226            1,660             2,594             3,062
 Special charge                                                    --              982                --             1,506
                                                             --------         --------          --------          --------
     Total operating expenses                                   6,198            7,792            12,534            14,596
                                                             --------         --------          --------          --------

INCOME (LOSS) FROM OPERATIONS                                     100           (3,639)              420            (5,393)

OTHER INCOME, NET                                                 474               --               608                63
                                                             --------         --------          --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                                 574           (3,639)            1,028            (5,330)

INCOME TAX PROVISION                                               --             (306)              (20)               --
                                                             --------         --------          --------          --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                   574           (3,945)            1,008            (5,330)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX                                  --               --                --              (117)
                                                             --------         --------          --------          --------

NET INCOME (LOSS)                                            $    574         $ (3,945)         $  1,008          $ (5,447)
                                                             ========         ========          ========          ========

BASIC EARNINGS (LOSS) PER SHARE:
 Income (loss) before change in accounting principle         $   0.07         $  (0.49)         $   0.12          $  (0.66)
 Cumulative effect of change in accounting principle               --               --                --             (0.02)
                                                             --------         --------          --------          --------
     Net income (loss)                                       $   0.07         $  (0.49)         $   0.12          $  (0.68)
                                                             ========         ========          ========          ========

Weighted average common shares outstanding - basic              8,443            8,057             8,413             8,053
                                                             ========         ========          ========          ========

DILUTED EARNINGS (LOSS) PER SHARE:
 Income (loss) before change in accounting principle         $   0.06         $  (0.49)         $   0.11          $  (0.66)
 Cumulative effect of change in accounting principle               --               --                --             (0.02)
                                                             --------         --------          --------          --------
     Net income (loss)                                       $   0.06         $  (0.49)         $   0.11          $  (0.68)
                                                             ========         ========          ========          ========

Weighted average common equivalent
shares outstanding - diluted                                    8,997            8,057             9,065             8,053
                                                             ========         ========          ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JUNE 26, 1999
                                 (IN THOUSANDS)

                                                                                Six Months Ended
                                                                            --------------------------
                                                                             July 1,          June 26,
                                                                              2000              1999
                                                                            --------          --------
                                                                                    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $  1,008          $ (5,447)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                                             858             1,298
       Loss on disposition of equipment                                           --               142
       Change in accounts receivable allowances                                  162              (932)
       (Increase) decrease in accounts receivable                               (666)            2,252
       (Increase) decrease in income taxes receivable                            184               (76)
       Decrease in inventories                                                   538               969
       Decrease in prepaid expenses and other assets                             656               891
       Increase in deferred income taxes                                          --               (24)
       Decrease in accounts payable                                             (509)           (1,985)
       Increase (decrease) in accrued liabilities                               (211)              650
       Increase (decrease) in accrued payroll and employee benefits               47              (157)
                                                                            --------          --------

           Net cash provided by (used in) operating activities                 2,067            (2,419)
                                                                            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                          (198)             (483)
    Capitalized software                                                          --              (194)
                                                                            --------          --------

           Net cash used in investing activities                                (198)             (677)
                                                                            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                           656                83
                                                                            --------          --------

           Net cash provided by financing activities                             656                83
                                                                            --------          --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           2,525            (3,013)

CASH AND CASH EQUIVALENTS, beginning of period                                10,431             9,618
                                                                            --------          --------

CASH AND CASH EQUIVALENTS, end of period                                    $ 12,956          $  6,605
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations and consolidated financial position for the interim periods presented. Certain information and footnote disclosures normally included in full year financial statements have been condensed or omitted pursuant to interim reporting rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report to shareholders and report on Form 10-K. The results of operations for the three months and six months ended July 1, 2000 are not necessarily indicative of the results to be expected for a full fiscal year.

         For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end with the fourth quarter ending on December 31.

(2)      INVENTORIES:

         Inventories consist of the following (in thousands):

                                        July 1,        December 31,
                                         2000             1999
                                      -----------      -----------
                                      (unaudited)
Raw materials                           $ 1,364          $ 1,154
Work-in-progress                             65               99
Finished goods                            2,581            3,738
                                        -------          -------
                                          4,010            4,991
Less: Allowance for excess and
       obsolete inventory                  (259)            (702)
                                        -------          -------
                                        $ 3,751          $ 4,289
                                        =======          =======

(3)      EARNINGS (LOSS) PER SHARE:

         The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                               Three Months Ended                 Six Months Ended
                                            ------------------------          ------------------------
                                            July 1,         June 26,          July 1,         June 26,
                                             2000             1999             2000             1999
                                            -------         --------          -------         --------

Net income (loss)                           $   574         $ (3,945)         $ 1,008         $ (5,447)
                                            =======         ========          =======         ========

Weighted average common shares
    outstanding                               8,443            8,057            8,413            8,053

Effect of stock options                         554               --              652               --
                                            -------         --------          -------         --------

Weighted average common equivalent
    shares outstanding                        8,997            8,057            9,065            8,053
                                            =======         ========          =======         ========

Basic net income (loss) per share           $  0.07         $  (0.49)         $  0.12         $  (0.68)
                                            =======         ========          =======         ========
Diluted net income (loss) per share         $  0.06         $  (0.49)         $  0.11         $  (0.68)
                                            =======         ========          =======         ========

(4)      SPECIAL CHARGE:

         During the three months ended June 26, 1999, the Company recognized a special charge of $1.8 million associated with its plan to exit the integrated high-end CD-ROM enterprise systems business, the related closure of its Nashua, New Hampshire facility and restructuring its management organization. The pre-tax special charge primarily consists of $1.0 million in employee severance and benefits, future lease payments, the write-off of certain fixed assets and capitalized software, and an increase in the allowance for evaluation units. The charge also includes $0.8 million for the write-down of discontinued product inventories that is included as a component of cost of revenue. As of July 1, 2000 and December 31, 1999, the Company had $0.05 million and $0.1 million, respectively, accrued for employee severance related to the Company's restructuring. The change in the accrual relates to severance payments made during the period.

(5)      CHANGE IN ACCOUNTING PRINCIPLE:

         In accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expensed $0.1 million, after the effect of income taxes, of previously capitalized international product translation costs during the first quarter of 1999.

(6)      SEGMENTS:

         The Company is organized into two reportable business segments: Network Test and Measurement ("NTM") and Network Appliance and Storage ("NAS").

         The NTM business segment includes hand-held products used as network certification and troubleshooting tools in the installation and operation of computerized networks. The NTM segment consists of devices for testing fiber optic and copper networks, as well as, active operational local-area networks
(LANs). The NTM business segment consists of products that are used by service providers and system integrators to perform critical cabling certification and network diagnostics.

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

         In the second quarter of 1999, the Company announced the discontinuation of its operations in the high-end CD-ROM enterprise system business. Exiting the enterprise business, included as a part of the NAS business segment, allowed the Company to focus the Network Appliance and Storage Division exclusively on NAS thin-server appliances for the workgroup and departmental markets.

         The Company does not measure assets or operating expenses separately for the NTM and NAS business segments.

         Information related to the operations of the Company in different business segments for the three months and six months ended July 1, 2000 and June 26, 1999, respectively, is set forth below (in thousands).


                                       Three Months Ended                   Six Months Ended
                                --------------------------------     -------------------------------
                                  NAS          NTM        Total        NAS         NTM        Total
                                -------      -------     -------     -------     -------     -------

Net revenue:       2000         $ 2,260      $ 8,761     $11,021     $ 5,067     $17,555     $22,622
                   1999 (1)       3,612        5,983       9,595       6,723      11,873      18,596

Gross profit:      2000         $ 1,279      $ 5,019     $ 6,298     $ 3,147     $ 9,807     $12,954
                   1999 (1)         959        3,194       4,153       2,714       6,489       9,203

                                                Three Months Ended                   Six Months Ended
                                             --------------------------          --------------------------
                                              July 1,          June 26,           July 1,          June 26,
                                               2000              1999              2000              1999
                                             --------          --------          --------          --------

Gross profit for reportable segments(1)      $  6,298          $  4,153          $ 12,954          $  9,203
Unallocated amounts:
     Operating expenses                        (6,198)           (7,792)          (12,534)          (14,596)
     Other income, net                            474                --               608                63
                                             --------          --------          --------          --------

Income (loss) before income taxes            $    574          $ (3,639)         $  1,028          $ (5,330)
                                             ========          ========          ========          ========

(1) Includes net revenue and gross profit of $1.6 million and $0.1 million (net of special charge for write-down of discontinued product inventories of $0.8 million) during the three months ended June 26, 1999, and $3.1 million and $1.0 million (net of special charge for write-down of discontinued product inventories of $0.8 million) during the six months ended June 26, 1999, respectively, from the NAS enterprise systems market which the Company exited during the third quarter of 1999.

         Net revenues to unaffiliated customers by geographic area for the three months and six months ended July 1, 2000 and June 26, 1999, respectively, follows (in thousands):

                        Three Months Ended                Six Months Ended
                      -----------------------         -----------------------
                      July 1,         June 26,        July 1,         June 26,
                       2000            1999            2000            1999
                      -------         -------         -------         -------

North America         $ 6,309         $ 5,984         $12,442         $10,877
International           4,712           3,611          10,180           7,719
                      -------         -------         -------         -------

Net revenues          $11,021         $ 9,595         $22,622         $18,596
                      =======         =======         =======         =======

(7)      MAJOR CUSTOMERS:

         Major customers accounting for more than 10% of total revenues for the three months and six months ended July 1, 2000 and June 26, 1999, respectively, are summarized below. Percentage of revenue is not presented if less than 10%.

                                     Three Months Ended      Six Months Ended
                                     ------------------      -----------------
                                     July 1,    June 26,     July 1,   June 26,
         Customer                     2000        1999        2000       1999
------------------------------       ------      ------      ------     ------

Graybar Electric Company, Inc.         11%         11%         10%         12%
Anixter, Inc.                          11%         --          --          --

(8)      COMMITMENTS AND CONTINGENCIES:

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

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99, which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 1999.

         All references to "we," "our," "us," or "Microtest" refer to Microtest, Inc. and its subsidiaries.

RESULTS OF OPERATIONS

         REVENUE. Net revenue for the three months ended July 1, 2000 was $11.0 million, an increase of 15% from net revenue of $9.6 million for the corresponding period last year. Net revenue for the six months ended July 1, 2000 was $22.6 million, an increase of 22% from net revenue of $18.6 million for the corresponding period last year. The increase in net revenue for the three months ended July 1, 2000, over the corresponding period in 1999, was primarily due to increased NTM demand for our OMNIScanner(TM), OMNIFiber(TM), and MICROSCANNER(TM) products. This increase was offset by a decrease in NAS revenue as the revenue from the newly released FileZerver(TM) product did not fully offset the decreased revenue from the enterprise business exited in the third quarter of 1999. The increase in revenue for the six months ended July 1, 2000, over the corresponding period in 1999, is due to increased NTM growth due to products introduced in the second half of 1999. Revenue growth, exclusive of the prior year effect of discontinuance of our NAS enterprise product sales, was 38% and 46% for the three months and six months ended July 1, 2000, respectively, over the corresponding periods in 1999.

         We distribute our products in both North American and international markets. North American net revenue was $6.3 million and $6.0 million, representing 57% and 62% of total net revenue, for the three months ended July 1, 2000 and June 26, 1999, respectively. North American net revenue was $12.4 million and $10.9 million, representing 55% and 59% of total net revenue, for the six months ended July 1, 2000 and June 26, 1999, respectively. The 5% increase and 14% increase in North American net revenue for the three months and six months ended July 1, 2000, respectively, over the corresponding periods in 1999, was primarily attributable to increased domestic demand for our OMNIScanner and OMNIFiber products.

         International net revenue was $4.7 million and $3.6 million, representing 43% and 38% of total net revenue, for the three months ended July 1, 2000 and June 26, 1999, respectively. International net revenue was $10.2 million and $7.7 million, representing 45% and 41% of total net revenue, for the six months ended July 1, 2000 and June 26, 1999, respectively. International net revenue increased 31% and 32% for the three months and six months ended July 1, 2000, respectively, over the corresponding periods in 1999, which resulted primarily from expanding our sales and marketing presence in Europe, Latin America, and the Asia Pacific region during the latter half of 1999.

         GROSS PROFIT. Gross profit was $6.3 million, or 57.1% of net revenue, for the three months ended July 1, 2000, and $5.0 million, or 51.7% of net revenue, exclusive of special charges, for the three months ended June 26, 1999. Gross profit was $13.0 million, or 57.3% of net revenue, for the six months ended July 1, 2000, and $10.0 million, or 53.8% of net revenue, exclusive of special charges, for the six months ended June 26, 1999. The increase in gross margin for the three months and six months ended July 1, 2000, over the corresponding periods in 1999 (exclusive of special charges), was primarily attributable to greater sales of higher margin NTM products and a decrease in the sales of lower margin CD-ROM enterprise systems products. During the three months ended June 26, 1999, overall gross margin was adversely affected by a special charge of $0.8 million. The special charge represented the write-down of discontinued product inventories as a result of our planned exit from the high-end CD-ROM enterprise business.

         SALES AND MARKETING. Sales and marketing expenses were $3.1 million, or 28% of net revenue and 32% of net revenue, for the three months ended July 1, 2000 and June 26, 1999, respectively. Sales and marketing expenses were $6.1 million, or 27% of net revenue, and $6.2 million, or 33% of net revenue, for the six months ended July 1, 2000 and June 26, 1999, respectively. The decrease in sales and marketing expenses as a percentage of net revenue for the three months and six months ended July 1, 2000, compared to the corresponding periods in 1999, is primarily due to reduced expenses as a result of our exiting the CD-ROM enterprise system NAS business during the third quarter of 1999 and increased overall revenues.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $1.8 million, or 16% of net revenue, and $2.1 million, or 22% of net revenue, for the three months ended July 1, 2000 and June 26, 1999, respectively. Research and development expenses were $3.8 million, or 17% of net revenue and 20% of net revenue, for the six months ended July 1, 2000 and June 26, 1999, respectively. The decrease in research and development expenses for the three months ended July 1, 2000, compared to the corresponding period in 1999, is primarily due to reduced contract research and development services. The decrease in research and development expenses as a percentage of net revenue for the three months and six months ended July 1, 2000, compared to the corresponding periods in 1999, is primarily due increased overall revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.2 million, or 11% of net revenue, and $1.7 million, or 18% of net revenue, for the three months ended July 1, 2000 and June 26, 1999, respectively. General and administrative expenses were $2.6 million, or 12% of net revenue, and $3.1 million, or 17% of net revenue, for the six months ended July 1, 2000 and June 26, 1999, respectively. The decrease in general and administrative expenses for the three months and six months ended July 1, 2000, compared to the corresponding periods in 1999, as well as the decrease as a percentage of net revenue for the indicated periods, is due to a decrease in professional fees, as well as, improved collection of our receivables and thus lower bad debt expense in 2000.

         SPECIAL CHARGE. In the second quarter of 1999 we recorded a special charge of $1.8 million to reflect the cost of our exiting the high-end CD-ROM enterprise system business. $1.0 million of this charge represents employee severance and benefits, future lease payments, the write-off of fixed assets and capitalized software and an increase in our allowance for evaluation units. The charge also included a $0.8 million write-down of discontinued product inventories that was included as a component of cost of revenue. The special charge of $0.5 million recorded in the first quarter of 1999 represented severance expenses recorded to recognize the restructuring of our management organization.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle, recorded in the first quarter of 1999, reflects the write-off of international product translation costs that had previously been capitalized. The write-off is in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

LIQUIDITY AND CAPITAL RESOURCES

         We held cash and cash equivalents of $13.0 million at July 1, 2000 compared to $10.4 million at December 31, 1999. Working capital was $23.8 million at July 1, 2000 compared to $20.9 million at December 31, 1999. During the six months ended July 1, 2000, cash flows provided by operations were $2.1 million, resulting primarily from net income of $1.0 million, noncash depreciation and amortization of $0.9 million, decreases in inventory of $0.5 million, income tax receivables of $0.2 million, and other assets of $0.7 million, offset by increases in net trade receivables of $0.5 million and decreases in accounts payable and accrued liabilities of $0.7 million. Cash flows used in investing activities were $0.2 million for the six months ended July 1, 2000, primarily for purchases of equipment. Cash flows provided by financing activities were $0.6 million for the six month ended July 1, 2000, due to the exercise of common stock options and issuance of common stock in connection with our employee stock purchase plan.

         Historically, we have financed our cash requirements principally through cash flows from operating activities, the sale of common stock through an initial public offering in October 1992 and the exercise of stock options. We have no long-term debt and expect that our existing working capital, together with cash flows from operations, will be sufficient to meet our operating and capital needs for at least the next year.

                        MICROTEST, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time we are subject to litigation in the ordinary course of business. Our insurance coverage may not be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse effect on our financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  The Company's Annual Shareholders' Meeting was held on May 30,
              2000.

         (b) At the Annual Shareholders' Meeting, proposals were considered for:

              (i) the election of William C. Turner and Dianne C. Walker as Class I Incumbent Directors to serve for three year terms and;

              (ii) an increase to the number of shares available under the Long Term Incentive Plan.

                  The director nominees who were elected to the Company's Board of Directors for a three year term and the number of shares cast for and the number of shares withheld, with respect to each of these persons, are as follows:

         Proposal                            Votes For      Votes Withheld
         -------------------------------     ---------      --------------
         Election of William C. Turner
         as a Class I Incumbent Director     8,118,939          66,171

         Election of Dianne C. Walker
         as a Class I Incumbent Director     8,118,939          66,171

                  The following Directors' terms of office continued after the 2000 Annual Shareholders' Meeting:

                  Kent C. Mueller
                  Vincent C. Hren

                  The amendment to the Long Term Incentive Plan was approved by the shareholders. The number of shares cast in favor of the approval, the number against, the number abstaining, and the number of broker non-votes are listed below. Broker non-votes represent shares for which the broker did not have discretionary authority to vote on a particular matter and for which no instructions were received; thus, those shares are not considered as present and entitled to vote with respect to that matter. A matter is approved if a majority of the votes cast are cast in its favor.

                                                                                      Broker
         Proposal                            Votes For    Votes Against    Abstain   Non-Vote
         --------------------------------    ---------    -------------    -------   ---------
         Approval of the amendment to the
         Long Term Incentive Plan            2,725,212       356,326        54,558   5,049,014

ITEM 5.  OTHER INFORMATION

         During the second quarter of 2000, the resignations of Roger C. Ferguson and Steven G. Mihaylo as Directors of the Company were accepted. Roger
B. Hackett was appointed to the Board of Directors as a replacement Director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit                                                                       Page or
Number       Description                                                      Method of Filing
------       -----------                                                      ----------------

27           Financial Data Schedule                                          Filed herewith

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

                                 MICROTEST, INC.

    August 14, 2000                 /s/ Vincent C. Hren
                                    ------------------------------------------
                                    Vincent C. Hren
                                    President and Chief Executive Officer

    August 14, 2000                 /s/ William R. Crowell
                                    ------------------------------------------
                                    William R. Crowell
                                    Vice President, Secretary and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)