Form 10-Q
period 2000-09-30
MICROTEST INC
filed 2000-11-14
CIK 891920

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                    YES X NO ___


AT NOVEMBER 11, 2000, THERE WERE 8,780,422 SHARES OF COMMON STOCK OUTSTANDING, EXCLUSIVE OF TREASURY SHARES HELD BY THE REGISTRANT.

                        MICROTEST, INC. AND SUBSIDIARIES
                                      INDEX

                                                                      Page
                                                                      ----

PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     September 30, 2000 and December 31, 1999           3

                  Consolidated Statements of Operations-
                     Three Months and Nine Months Ended
                     September 30, 2000 and September 25, 1999          4

                  Consolidated Statements of Cash Flows-
                     Nine Months Ended
                     September 30, 2000 and September 25, 1999          5

                  Notes to Consolidated Financial Statements           6-11

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       12-14

PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings                                       15

       Item 6.  Exhibits and Reports on Form 8-K                        16

SIGNATURE                                                               16


                                                 MICROTEST, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                             SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     September 30,  December 31,
                                                                                                         2000          1999
                                                                                                       --------       --------
                                                                                                     (unaudited)
                                     ASSETS

         CURRENT ASSETS:
             Cash and cash equivalents                                                                 $ 13,602       $ 10,431
             Restricted investments                                                                        --              293
             Accounts receivable, net of allowances for doubtful accounts of $382
               and $171, and sales returns of $443 and $422, respectively                                 7,815          7,828
             Inventories, net                                                                             4,238          4,289
             Prepaid expenses and other current assets                                                      652            864
             Income taxes receivable                                                                      2,682          2,777
             Deferred income taxes                                                                        1,030          1,030
                                                                                                       --------       --------
                  Total current assets                                                                   30,019         27,512
                                                                                                       --------       --------

         PROPERTY AND EQUIPMENT, NET                                                                      1,830          2,238
                                                                                                       --------       --------

         OTHER ASSETS:
             Capitalized software, net of accumulated amortization of $2,060
               and $1,510, respectively                                                                     710          1,260
             Deferred income taxes                                                                        1,783          1,783
             Other                                                                                          576          1,263
                                                                                                       --------       --------
                  Total other assets                                                                      3,069          4,306
                                                                                                       --------       --------
                                                                                                       $ 34,918       $ 34,056
                                                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
             Accounts payable                                                                          $  2,467       $  2,939
             Accrued liabilities                                                                          2,050          2,204
             Accrued payroll and benefits                                                                 1,106          1,160
             Accrued deferred compensation                                                                 --              293
                                                                                                       --------       --------
                  Total current liabilities                                                               5,623          6,596
                                                                                                       --------       --------
         STOCKHOLDERS' EQUITY:
             Common stock, $.001 par value, 15,000,000 shares authorized;
               8,770,422 shares and 8,555,137 shares outstanding, respectively                                9              9
             Additional paid-in capital                                                                  35,584         34,521
             Accumulated deficit                                                                         (5,080)        (5,852)
                                                                                                       --------       --------
                                                                                                         30,513         28,678
             Less: treasury stock, at cost, 232,520 shares                                               (1,218)        (1,218)
                                                                                                       --------       --------
                  Total stockholders' equity                                                             29,295         27,460
                                                                                                       --------       --------
                                                                                                       $ 34,918       $ 34,056
                                                                                                       ========       ========

                         The accompanying notes are an integral part of these consolidated balance sheets.


                                                 MICROTEST, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Three Months Ended               Nine Months Ended
                                                                     ----------------------------    ----------------------------
                                                                     September 30,   September 25,   September 30,   September 25,
                                                                         2000            1999            2000            1999
                                                                        --------        --------       --------         --------
                                                                               (unaudited)                      (unaudited)
         NET REVENUE                                                    $ 10,493        $ 11,297        $ 33,115        $ 29,893
         COST OF REVENUE                                                   4,517           5,146          14,185          13,736
         Special charge for write-down of
           discontinued product inventories                                 --              --              --               803
                                                                        --------        --------        --------        --------
         Gross profit                                                      5,976           6,151          18,930          15,354
                                                                        --------        --------        --------        --------
         OPERATING EXPENSES:
           Sales and marketing                                             3,044           2,985           9,153           9,233
           Research and development                                        1,992           1,726           5,823           5,506
           General and administrative                                      1,445           1,220           4,039           4,282
           Special charge (credit)                                          --              (230)           --             1,276
                                                                        --------        --------        --------        --------
              Total operating expenses                                     6,481           5,701          19,015          20,297
                                                                        --------        --------        --------        --------
         INCOME (LOSS) FROM OPERATIONS                                      (505)            450             (85)         (4,943)
         OTHER INCOME, NET                                                   249              73             857             136
                                                                        --------        --------        --------        --------
         INCOME (LOSS) BEFORE INCOME TAXES                                  (256)            523             772          (4,807)
         INCOME TAX BENEFIT                                                   20            --              --              --
                                                                        --------        --------        --------        --------
         INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
           CHANGE IN ACCOUNTING PRINCIPLE                                   (236)            523             772          (4,807)
         CUMULATIVE EFFECT OF CHANGE IN
           ACCOUNTING PRINCIPLE, NET OF TAX                                 --              --              --              (117)
                                                                        --------        --------        --------        --------
         NET INCOME (LOSS)                                              $   (236)       $    523        $    772        $ (4,924)
                                                                        ========        ========        ========        ========
         BASIC EARNINGS (LOSS) PER SHARE:
              Income (loss) before change in accounting principle       $  (0.03)       $   0.06        $   0.09        $  (0.60)
              Cumulative effect of change in accounting principle           --              --              --             (0.01)
                                                                        --------        --------        --------        --------
              Net income (loss)                                         $  (0.03)       $   0.06        $   0.09        $  (0.61)
                                                                        ========        ========        ========        ========
         Weighted average common shares outstanding - basic                8,509           8,078           8,445           8,062
                                                                        ========        ========        ========        ========
         DILUTED EARNINGS (LOSS) PER SHARE:
              Income (loss) before change in accounting principle       $  (0.03)       $   0.06        $   0.09        $  (0.60)
              Cumulative effect of change in accounting principle           --              --              --             (0.01)
                                                                        --------        --------        --------        --------
              Net income (loss)                                         $  (0.03)       $   0.06        $   0.09        $  (0.61)
                                                                        ========        ========        ========        ========
         Weighted average common equivalent
           shares outstanding - diluted                                    8,509           8,123           9,029           8,062
                                                                        ========        ========        ========        ========

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                 MICROTEST, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999
                                                          (IN THOUSANDS)

                                                                                                       Nine Months Ended
                                                                                                  ---------------------------
                                                                                                  September 30, September 25,
                                                                                                      2000          1999
                                                                                                    --------      --------
                                                                                                          (unaudited)
         CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income (loss)                                                                   $    772      $ (4,924)
                Adjustments to reconcile net income (loss) to net
                  cash provided by (used in) operating activities:
                     Depreciation and amortization                                                     1,701         1,834
                     Loss on disposition of equipment                                                   --             142
                     Change in accounts receivable allowances                                            232          (892)
                     (Increase) decrease in accounts receivable                                         (219)          403
                     (Increase) decrease in income taxes receivable                                       95           (72)
                     Decrease in inventories                                                              51         2,459
                     Decrease in prepaid expenses and other assets                                       899           873
                     Increase in deferred income taxes                                                  --             (24)
                     Decrease in accounts payable                                                       (472)       (2,213)
                     Decrease in accrued liabilities                                                    (154)         (316)
                     Increase (decrease) in accrued payroll and employee benefits                        (54)          299
                                                                                                    --------      --------
                       Net cash provided by (used in) operating activities                             2,851        (2,431)
                                                                                                    --------      --------
         CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property and equipment                                                      (743)         (651)
                Capitalized software                                                                    --            (194)
                                                                                                    --------      --------
                       Net cash used in investing activities                                            (743)         (845)
                                                                                                    --------      --------
         CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from sale of common stock                                                     1,063           126
                                                                                                    --------      --------
                       Net cash provided by financing activities                                       1,063           126
                                                                                                    --------      --------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          3,171        (3,150)
         CASH AND CASH EQUIVALENTS, beginning of period                                               10,431         9,618
                                                                                                    --------      --------
         CASH AND CASH EQUIVALENTS, end of period                                                   $ 13,602      $  6,468
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations and consolidated financial position for the interim periods presented. Certain information and footnote disclosures normally included in full year financial statements have been condensed or omitted pursuant to interim reporting rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report to shareholders and report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for a full fiscal year.

         For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end with the fourth quarter ending on December 31.


 (2)     INVENTORIES:

         Inventories consist of the following (in thousands):

                                                      September 30,  December 31,
                                                         2000           1999
                                                        -------        -------
                                                      (unaudited)
         Raw materials                                  $ 1,464        $ 1,154
         Work-in-progress                                    40             99
         Finished goods                                   2,927          3,738
                                                        -------        -------
                                                          4,431          4,991
         Less:  Allowance for excess and
                 obsolete inventory                        (193)          (702)
                                                        -------        -------
                                                        $ 4,238        $ 4,289
                                                        =======        =======

(3)      EARNINGS (LOSS) PER SHARE:

         The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                          Three Months Ended               Nine Months Ended
                                                   -------------------------------   -------------------------------
                                                   September 30,     September 25,   September 30,     September 25,
                                                       2000              1999             2000             1999
                                                     --------          --------         --------         --------
         Net income (loss)                           $   (236)         $    523         $    772         $ (4,924)
                                                     ========          ========         ========         ========
         Weighted average common shares
             outstanding                                8,509             8,078            8,445            8,062
         Effect of stock options                         --                  45              584             --
                                                     --------          --------         --------         --------
         Weighted average common equivalent
              shares outstanding                        8,509             8,123            9,029            8,062
                                                     ========          ========         ========         ========
         Basic net income (loss) per share           $  (0.03)         $   0.06         $   0.09         $  (0.61)
                                                     ========          ========         ========         ========
         Diluted net income (loss) per share         $  (0.03)         $   0.06         $   0.09         $  (0.61)
                                                     ========          ========         ========         ========

(4)      SPECIAL CHARGE:

         During the three months ended September 25, 1999, the Company recorded a special credit of $0.2 million as part of its exit from the integrated high-end CD-ROM enterprise systems business. The credit related to the sale of the Company's active enterprise maintenance contracts and its enterprise customer database. For the nine months ended September 25, 1999, the Company recorded net special charges of $2.1 million to reflect the cost of its exit from the integrated high-end CD-ROM enterprise systems business, the related closure of its Nashua, New Hampshire facility and restructuring its management organization. The pre-tax special charge primarily consists of $1.0 million in employee severance and benefits, future lease payments, the write-off of certain fixed assets and capitalized software, and an increase in the allowance for evaluation units. The special charge also includes $0.8 million for the write-down of discontinued product inventories that was included as a component of cost of revenue. The special charge of $0.5 million recorded in the first quarter of 1999 represented severance expenses recorded to recognize the restructuring of the Company's management organization. These charges were offset by the special credit of $0.2 million that was recorded in the third quarter of 1999. As of September 30, 2000 and December 31, 1999, the Company had approximately $23,000 and $100,000, respectively, accrued for employee severance related to the Company's restructuring. The change in the accrual relates to severance payments made during the period.

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

         The Company does not measure assets separately for the NTM and NAS business segments.

         Information related to the operations of the Company in different business segments for the three months and nine months ended September 30, 2000 and September 25, 1999, respectively, is set forth below (in thousands).

                                            Three Months Ended                            Nine Months Ended
                                   -------------------------------------         -----------------------------------------
                                     NAS            NTM            Total           NAS            NTM               Total
                                     ---            ---            -----           ---            ---               -----
Net revenue:          2000         $ 2,438        $ 8,055         $10,493        $ 7,505        $25,610           $ 33,115
                      1999 (1)       2,790          8,507          11,297          9,908         19,985             29,893

Gross profit:         2000         $ 1,368        $ 4,608         $ 5,976        $ 4,515        $14,415           $ 18,930
                      1999 (1)       1,472          4,679           6,151          4,188         11,166             15,354

                                                          Three Months Ended                      Nine Months Ended
                                                     -------------------------------       ---------------------------------
                                                      September 30,   September 25,         September 30,     September 25,
                                                           2000            1999                  2000              1999
                                                      ------------    ------------          ------------      -------------
Gross profit for reportable segments    (1)             $   5,976       $   6,151             $  18,930         $   15,354
Unallocated amounts:
     Operating expenses                                   ( 6,481)         (5,701)              (19,015)           (20,297)
     Other Income, net                                        249              73                   857                136
                                                        ---------       ---------             ---------         ----------
Income (loss) before income taxes                       $    (256)      $     523             $     772         $   (4,807)
                                                        =========       =========             =========         ==========


(1) Includes net revenue and gross profit of $0.5 million and $0.3 million during the three months ended September 25, 1999, and $3.6 million and $1.3 million (net of special charge for write-down of discontinued product inventories of $0.8 million) during the nine months ended September 25, 1999, respectively, from the NAS CD-ROM enterprise systems business which the Company exited during the third quarter of 1999.

         Net revenues to unaffiliated customers by geographic area for the three months and nine months ended September 30, 2000 and September 25, 1999, respectively, follows (in thousands):

                                  Three Months Ended            Nine Months Ended
                              ---------------------------   ------------------------------
                              September 30,  September 25,  September 30,    September 25,
                                 2000            1999            2000            1999
                               -------         -------         -------         -------
         North America         $ 6,904         $ 7,518         $19,346         $18,394
         International           3,589           3,779          13,769          11,499
                               -------         -------         -------         -------
         Net revenues          $10,493         $11,297         $33,115         $29,893
                               =======         =======         =======         =======

(7)      MAJOR CUSTOMERS:

         Major customers accounting for more than 10% of total revenues for the three months and nine months ended September 30, 2000 and September 25, 1999, respectively, are summarized below. Percentage of revenue is not presented if less than 10%.

                                                        Three Months Ended                    Nine Months Ended
                                                   ----------------------------------------------------------------
                                                    September 30,   September 25,     September 30,   September 25,
Customer                                               2000             1999              2000            1999
-------------------------------------               ------------    -------------     -------------   -------------
Graybar Electric Company, Inc.                          12%              16%                11%            13%
Anixter                                                 --               10%                --             --


(8)      COMMITMENTS AND CONTINGENCIES:

         The Company is subject to legal claims in the ordinary course of business. Management believes that the Company's liability, if any, with respect to such matters will not have a material adverse effect on the Company's financial condition and results of operations.

         On March 8, 1999 and April 7, 1999, the Company was named as a defendant in two purported class action lawsuits filed in the United States District Court for the District of Arizona. The two lawsuits contain substantially the same allegations and were brought on behalf of a class of persons who purchased Microtest common stock between April 14, 1998 and March 2, 1999. The complaints allege claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further allege that the Company made misrepresentations or omissions concerning its financial statements that artificially inflated the price of the Company's common stock. During November 1999, a motion to dismiss the lawsuit was filed. During September 2000, the Court ruled in favor of the Company and granted the Company's motion to dismiss the lawsuit without prejudice. An amended complaint has been subsequently filed. The Company has, in turn, filed a motion to dismiss the amended complaint. The Company intends to continue to vigorously defend these actions. The Company is unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to the Company, it could have a material effect on our results of operations and financial condition.

         The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to accounting matters of the Company. They have requested and received documents from the Company and taken testimony from certain former employees. During November 2000, the SEC requested and the Company agreed to extend the statute of limitations for their investigation until April 30, 2001. They have not, to date, asserted any specific claims, or remedy. The Company is unable to predict the effect, if any, of this inquiry.

(9) NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas that the FASB believes were causing difficulties in implementation. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

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

RESULTS OF OPERATIONS

         REVENUE. Net revenue for the three months ended September 30, 2000 was $10.5 million, representing a 7% decrease from net revenue of $11.3 million for the corresponding period last year. Net revenue for the nine months ended September 30, 2000 was $33.1 million, representing an increase of 11% from net revenue of $29.9 million for the corresponding period last year. Exclusive of the effect of the NAS enterprise systems business exited in the prior year, revenue decreased by 3% and increased by 26% for the three months and nine months ended September 30, 2000, respectively, in comparison to similar periods in 1999.

         Our products are distributed in both North American and international markets. North American net revenue was $6.9 million and $7.5 million, representing approximately 66% of total revenue, for the three months ended September 30, 2000 and September 25, 1999, respectively. North American revenue was flat, exclusive of the effect of the NAS enterprise systems business exited in the prior year. North American net revenue was $19.3 million and $18.4 million, representing 58% and 62% of total net revenue, for the nine months ended September 30, 2000 and September 25, 1999, respectively. Year-to-date North American revenue increased 30%, exclusive of the effect of the NAS enterprise systems business exited in the prior year, primarily the result of additional revenues from NTM products introduced during late 1999.

         International net revenue was $3.6 million and $3.8 million, respectively, for the three months ended September 30, 2000 and September 25, 1999, respectively, representing 34% of total net revenue for both periods. The decrease in international revenue is primarily attributable to a stronger U.S. dollar to Euro currencies, which resulted in higher end-user prices for our products, and, to a lesser extent, to unfavorable currency translations from our German H + H subsidiary. International net revenue was $13.8 million and $11.5 million, respectively, for the three quarters ended September 30, 2000 and September 25, 1999, respectively, representing 42% and 38% of total net revenue, respectively, for these periods. The increase in year-to-date international net revenue is the result of expansion of our sales and marketing activities within these markets during the last half of 1999, offset by the effect of currency differences discussed above.

         GROSS PROFIT. Gross profit was $6.0 million, or 57.0% of net revenue, for the three months ended September 30, 2000, and $6.2 million, or 54.4% of net revenue for the three months ended September 25, 1999. Gross profit was $19.0 million, or 57.2% of net revenue, for the nine months ended September 30, 2000, and $16.2 million, or 54.0% of net revenue, exclusive of special charges, for the nine months ended September 25, 1999. The increase in gross margin percentage for the three months and nine months ended September 30, 2000, over the corresponding periods in 1999 (exclusive of special charges), was primarily attributable to greater sales of higher margin NTM products and a decrease in the sales of lower margin CD-ROM enterprise systems products. During the nine months ended September 25, 1999, overall gross margin was adversely affected by a special charge of $0.8 million. The special charge represented the write-down of discontinued product inventories as a result of our planned exit from the high-end CD-ROM enterprise business.

         SALES AND MARKETING. Sales and marketing expenses were $3.0 million, or 29% and 27% of net revenue, for the three months ended September 30, 2000 and September 25, 1999, respectively. Sales and marketing expenses were $9.2 million, or 28% and 31% of net revenue, for the nine months ended September 30, 2000 and September 25, 1999, respectively. The increase in sales and marketing expenses as a percentage of net revenue for the three months ended September 30, 2000, compared to the corresponding period in 1999 is due to increased marketing expenditures in the NAS segment for our products introduced during 2000. The decrease in sales and marketing expenses as a percentage of net revenue for the nine months ended September 30, 2000, compared to the corresponding periods in 1999, is primarily due to reduced expenses as a result of our exiting the CD-ROM enterprise system NAS business during the third quarter of 1999 and increased overall revenues.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $2.0 million, or 19% of net revenue, and $1.7 million, or 15% of net revenue, for the three months ended September 30, 2000 and September 25, 1999, respectively. Research and development expenses were $5.8 million, or 18% of net revenue, and $5.5 million, or 18% of net revenue, for the nine months ended September 30, 2000 and September 25, 1999, respectively. The increase in research and development expenses for the three months and nine months ended September 30, 2000, compared to the corresponding periods in 1999, is primarily due to increased investment in research and development activities in connection with our NAS products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.4 million, or 13% of net revenue, and $1.2 million, or 11% of net revenue, for the three months ended September 30, 2000 and September 25, 1999, respectively. General and administrative expenses were $4.0 million, or 12% of net revenue, and $4.3 million, or 14% of net revenue, for the nine months ended September 30, 2000 and September 25, 1999, respectively. The increase in general and administrative expenses for the three months ended September 30, 2000, compared to the corresponding period in 1999, as well as the increase as a percentage of net revenue for the indicated period, is primarily due to increased occupancy costs. The decrease in general and administrative expenses for the nine months ended September 30, 2000, compared to the corresponding period in 1999, as well as the decrease as a percentage of net revenue for the indicated period, is primarily due to a decrease in professional fees.

         SPECIAL CHARGE (CREDIT). In the third quarter of 1999, we recorded a special credit of $0.2 million as part of our exit from the integrated high-end CD-ROM enterprise systems business. The credit related to the sale of our active enterprise maintenance contracts and our enterprise customer database. For the nine months ended September 25, 1999, we recorded net special charges of $2.1 million to reflect the cost of our exiting the integrated high-end CD-ROM enterprise systems business. Approximately $1.0 million of this pre-tax special charge represents employee severance and benefits, future lease payments, the write-off of fixed assets and capitalized software, and an increase in our allowance for evaluation units. The charge also included $0.8 million for the write-down of discontinued product inventories that was included as a component of cost of revenue. The special charge of $0.5 million recorded in the first quarter of 1999 represented severance expenses recorded to recognize the restructuring of our management organization. These charges were offset by the special credit of $0.2 million that was recorded in the third quarter of 1999.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle, recorded in the first quarter of 1999, reflects the write-off of international product translation costs that had previously been capitalized. The write-off is in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

LIQUIDITY AND CAPITAL RESOURCES

         We held cash and cash equivalents of $13.6 million at September 30, 2000 compared to $10.4 million at December 31, 1999. Working capital was $24.4 million at September 30, 2000 compared to $20.9 million at December 31, 1999. During the nine months ended September 30, 2000, cash flows provided by operations were $2.9 million, resulting primarily from net income of $0.8 million, noncash depreciation and amortization of $1.7 million, decreases in inventory of $0.1 million, income tax receivables of $0.1 million, and other assets of $0.9 million, offset by decreases in accounts payable and accrued liabilities of $0.7 million. Cash flows used in investing activities were $0.7 million for the nine months ended September 30, 2000, primarily for purchases of equipment. Cash flows provided by financing activities were $1.1 million for the nine month ended September 30, 2000, associated with stock issued in connection with employee benefit plans.

         Historically, we have financed our cash requirements principally through cash flows from operating activities, the sale of common stock through an initial public offering in October 1992 and the exercise of stock options. We have no long-term debt and expect that our existing working capital, together with cash flows from operations, will be sufficient to meet our operating and capital needs for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas that the FASB believes were causing difficulties in implementation. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

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

         We, Richard G. Meise, our former Chief Executive Officer, Charles Mihaylo, our former Chief Operating Officer and John O'Block, our former Chief Financial Officer have been named as defendants in two purported class action lawsuits: Great Neck Capital Appreciation Investment Partnership, L.P., et. al.
v. Microtest, Inc., et. al., CIV 99-0438 PHX EHC filed on March 8, 1999, in United States District Court for the District of Arizona and Banks v. Microtest, Inc., et. al., CIV 99-672 PHX EHC filed on April 7, 1999 in United States District Court for the District of Arizona. The two lawsuits contain substantially the same allegations and were brought on behalf of a class of persons who purchased our common stock between April 14, 1998 and March 2, 1999. The complaints allege claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further allege that we made misrepresentations or omissions concerning our financial statements and public disclosures that artificially inflated the price of our common stock. The plaintiffs seek an unspecified amount of actual damages, attorney's fees and costs. On November 29, 1999, a motion to dismiss the lawsuit was filed. During September 2000, the Court ruled in our favor and granted our motion to dismiss the lawsuit without prejudice. An amended complaint has been subsequently filed. We have, in turn, filed a motion to dismiss the amended complaint. We intend to continue to vigorously defend these actions. We are unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to us, it could have a material effect on our results of operations and financial condition.

         The Securities and Exchange Commission ("SEC") is engaged in an investigation relating primarily to our accounting matters. They have requested and received documents from us and taken testimony from certain former employees. During November 2000, the SEC requested and we agreed to extend the statute of limitations for their investigations until April 30, 2001. They have not, to date, asserted any specific claims, or remedy. We are unable to predict the effect, if any, of this inquiry.

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


                                 MICROTEST, INC.



       November 13, 2000                /s/ Vincent C. Hren
                                        ---------------------------------------
                                        Vincent C. Hren
                                        President and Chief Executive Officer



       November 13, 2000                /s/ William R. Crowell
                                        ---------------------------------------
                                        William R. Crowell
                                        Vice President, Secretary and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)