Form 10-K405
period 2000-12-31
MICROTEST INC
filed 2001-03-30
CIK 891920

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2000
                                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 0 - 20666
                                 MICROTEST, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 86-0485884
----------------------------             ------------------------------------
(State or other jurisdiction             (IRS employer identification number)
      of Incorporation)


                             4747 North 22nd Street
                             Phoenix, Arizona 85016
                                 (602) 952-6400
                --------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $26,444,275 based on the closing sale price as reported by the Nasdaq National Market on March 23, 2001.

         The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 23, 2001 was 8,576,540 shares of Common Stock ($.001 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's Proxy Statement relating to its 2001 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

================================================================================

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS....................................................2

PART I........................................................................3
ITEM 1 BUSINESS...............................................................3
ITEM 2 PROPERTIES............................................................15
ITEM 3 LEGAL PROCEEDINGS.....................................................16
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................16

PART II......................................................................17
ITEM 5 MARKET FOR THE COMPANY'S COMMON EQUITY SECURITIES AND RELATED
       SHAREHOLDER MATTERS...................................................17
ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA..................................19
ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS.................................................20
Item 7A Quantitative and Qualitative Disclosures About Market Risk...........29
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................29
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE..................................................50

PART III.....................................................................50
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY......................50
ITEM 11 EXECUTIVE COMPENSATION...............................................50
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......50
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................50

PART IV......................................................................51
ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....51

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

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

         Microtest, Inc. is a leading producer of network test and measurement products and network storage and appliance servers. Our two product families, Network Test and Measurement ("NTM") and Network Appliances and Storage ("NAS"), include products for computerized networks from local area networks ("LANs") to intranets and the Internet.

         Our NTM line of handheld network test and diagnostic tools are used in the installation and operation of premise and campus local area networks. The NTM product line includes devices for certifying the installation of fiber optic and copper networks as well as troubleshooting active operational LANs.

         Our network cable testers:

          - test networks to data communication ("datacom") industry wiring standards,

          - certify whether network cabling will support intended applications,

          - pinpoint fiber optic and copper cabling and connector problems and faults, and

          -    provide documentation of network infrastructure.

         Our network diagnostic testers:

          -    monitor network activity and utilization,

          -    verify physical network integrity and cabling lengths,

          - discover active network components (PCs, hubs, switches, routers, etc.), and

          -    analyze data communications through protocol analysis.

         All NTM products are geared toward reducing costly network downtime by increasing network reliability. The effectiveness and productivity of cable installers and network technicians are enhanced substantially by quickly testing and diagnosing network problems.

         We introduced OMNIScanner(TM)2 to our line of NTM products during November 1999. OMNIScanner2 is a second generation cable Category 5E, Category 6 and Category 7 digital field cable tester and is an enhancement of the industry's first such device, the OMNIScanner. The OMNIScanner2 employs proprietary frequency domain digital signal processing technology to deliver dynamic range and accuracy similar to a laboratory network analyzer. These products are the first field network testers capable of testing Category 7 cabling systems. Significant changes are occurring within the network cabling industry and each major cabling standard is undergoing revision to incorporate new measurements, higher bandwidth and levels of performance. We believe that these changes in cabling standards may create a replacement market for Category 5 field testing and certification devices, since the new requirements may make products sold prior to 1998 technologically obsolete.

         OMNIFiber(TM) was introduced during August 1999 and is capable of testing both multi-mode and single mode fiber optic cable. During the first quarter of 2001, we introduced the OMNIFiber SM, a laser-based fiber optic certification adapter specifically for testing single mode links. We believe that the OMNIFiber line is positioned to address the growing demand for certifying premise and campus fiber optic networks. During October 1999, we introduced SimpliFiber(TM), a line of entry level fiber optic LED and laser light sources with a matched power loss meter.

         Our MicroTools(TM) line of network testers was launched with MICROSCANNER(TM)Pro in late 2000. Targeted at residential networking and IT professionals, the MicroTools line provides us with a retail brand presence in distribution points worldwide. We expect to extend the line to include several new tools including an innovative cable and hub port locator, an entry-level wiremap verifier and an inductive probe during 2001.

         Our NAS product line consists of a family of server appliances and storage products, that we call Zervers(TM). Server appliances are network infrastructure devices designed to facilitate the exchange of information over a computing network. Server appliances differ from general-purpose servers in that they are designed to perform specific functions and they are reliable, easier to use and cost less than general-purpose servers. Our server appliances use Linux as an open source operating system and encompass hard disk storage devices, as well as optical (CD-ROM and DVD-ROM) storage devices. Our products are designed to enable organizations to develop, store, manage and access information and knowledge bases with ease.

         We introduced a Linux-based server appliance called the FileZerver(TM) during March 2000. Our FileZerver product is designed to be used in connection with hard-disk drive ("HDD") storage technology. This product is targeted at workgroup and departmental users of network attached storage devices and provides users with storage, file sharing, retrieval and file management capabilities. Our FileZerver products are targeted to Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and system integrators that may want to customize the software capabilities of a server appliance and create a final network attached storage solution for their customers. The DiscZerver(TM) has been in our NAS product line since June 1998. DiscZerver is a high performance workgroup and departmental optical CD/DVD server appliance employing unique CD/DVD image caching technology that increases network access performance while reducing network access costs for shared CD/DVD applications. The DiscZerver was significantly enhanced with the introduction of our DiscZerver Cyclone product offering during June 2000.

         We are a Delaware corporation founded in 1984.


INDUSTRY BACKGROUND

         The world's dependence on computerized networks creates increasing pressure for improved local area network performance and reliability, starting at the point of fiber or copper cable installation. As more demands are placed on computer networks, products that maintain and enhance the performance and integrity of the network, and that ensure network compliance with continuously changing U.S. and international standards and technologies, will become more important. This will likely result in greater dependence upon and increased reliability requirements for network testing and diagnostic products. To offset growing complexities in networking, the products used to maintain the networks will need to be easy to use, install, manage and own.

         Frequently, there are new data communication standards, new protocols, faster data requirements, enhanced operating systems, better data storage options, new peripheral hardware, more advanced topologies and signaling options, and additional cabling options. In particular, significant progress towards codifying new standards for Category 5E cabling testing has been made. Codification of new Category 6 cabling standards is expected in the future. Support of these standards requires increased functionality, including higher bandwidth (250 MHz), higher dynamic range and new measurements (return loss, power sum near end crosstalk, equal level far end crosstalk and power sum equal level far end crosstalk). Furthermore, Gigabit Ethernet cabling standards require test capabilities that are not yet available in the vast majority of existing field test equipment. Many premise network installations now include at least some percentage of fiber optic cabling. Verifying these fiber networks within the same testing context as the copper structured wiring is important to installer productivity. Many networks incorporate a variety of different technologies and it is this trend toward complexity that is creating demand for products that manage network assets. Many of these standards are in development and it is uncertain when each will become finalized.

         Organizations of all sizes continue to migrate mission-critical operations and information to their networks. The work environment is becoming more dependent on organizations' ability to store, retrieve and manage large volumes of data associated with the explosive growth of information available from the Internet. Companies are also challenged with the need to facilitate the efficient sharing of information among multiple users across computer networks. There is growing demand for products and technologies that maximize network device and information sharing capabilities. NAS appliances have been developed to address these challenges faced by organizations in developing their computer network infrastructure.

         Historically, these network storage and data management needs have been addressed with optical CD/DVD storage devices and appliances. However, demand for HDD NAS devices has increased dramatically and demand for optical NAS devices has declined as the cost of HDD storage has decreased. Significant growth in the demand for HDD network attached storage appliances has been predicted by several industry organizations.


MARKET FOR THE COMPANY'S PRODUCTS

         NTM Products. The advancements of equipment and technologies enabling high-speed data transmission over twisted-pair copper wiring and fiber optic cabling continue to increase in number and complexity. Ensuring that existing or newly installed structured wiring can handle these high data speeds is a critical step in minimizing network downtime, lost productivity and data transmission problems. Service providers, systems integrators and datacom installers worldwide use our NTM products to perform critical testing and certification functions for modern unshielded twisted-pair cable, fiber optic network systems and legacy cabling. Newer products, such as our OMNIFiber test device, perform similar certification functions for fiber optic cabling. Once the network cabling is installed and the network is running, diagnostic features and management software products continue to help users troubleshoot network problems with speed and accuracy, minimizing network downtime and increasing user productivity.

         Telco technicians, low-voltage contractors and electrical contractors are joining datacom installers in the installation of premise-based computer networks. We introduced the MicroTools product line during 2000 to address this trend and believe that these new classes of prospects will expand our NTM market.

         NAS Products. Our NAS products address the challenges associated with managing devices and sharing large amounts of information within workgroups. NAS products include devices with both hard disk storage and optical storage capabilities. Our NAS products also encompass the licensing of NAS operating system software. Our newer NAS product offerings are offered to integrators, VARs and OEMs. Optical NAS products appeal to network administrators, librarians and information resource professionals in all kinds of organizations. Law firms, educational institutions, libraries and research facilities also represent some of the target markets for our NAS line. Our products can be sold as a solution to address network storage challenges or as an appliance engine that these customers can customize in order to address specific network appliance solutions. Our NAS products may be appealing to hard disk manufacturers as a means to bundle their storage devices with our product to create additional sales opportunities for them.


COMPANY STRATEGY

         Our strategy is to offer network test and measurement products and network attached storage appliances in order to make computer and telecommunications networks more reliable and mission-critical information easier to share and use.

         We provide a variety of easy-to-use, hand held products and network attachable hardware and software products, all designed to address complex network management problems. Our strategy is to provide NTM product offerings that address expected future demand for test, measurement and diagnostic devices associated with the utilization and growth of premise and campus computer networks. These networks will be comprised of the emerging Category 5E, Category 6 and Category 7 unshielded twisted-pair copper cabling as well as single mode and multi-mode fiber optic cabling and wireless systems. We also have positioned ourselves to address the growing future market for residential computer networks with the introduction of our MicroTools product line.

         Our NAS strategy is to design, market and sell network server appliance products that allow users to create easy-to-operate, scalable, reliable and cost effective storage solutions. The NAS market is divided into several segments that span a wide range of capabilities and prices. The enterprise NAS market is a high-end market segment generally served by companies significantly larger than we are, such as EMC and Network Appliance, Inc. In prior years, we offered an optical NAS device directed at this segment. During 1999, we refocused our strategy and discontinued our high-end enterprise CD-ROM enterprise systems business. We are currently focused on the workgroup and departmental NAS market segment for our server appliance products. Our offerings to this segment will primarily be our HDD FileZerver products, including our NAS technology embedded in hardware, or as our NAS operating system software. We believe that our product cost, reliability, scalability and ease-of-use are appealing to this segment. Also, we believe that accelerating demands for electronic data storage as a result of increased Internet usage, increased usage of applications such as data warehousing and data mining, and emerging applications associated with voice and video uses are driving additional need for network-centric storage devices. Several industry publications are predicting substantial growth in the HDD NAS market over the next several years.


PRODUCTS

         We are a technology leader in providing network test and measurement products (an industry segment we created through our patented cable radar technology). We also offer a line of network attached storage devices, referred to as server appliances.

         NTM Products. Datacom installers and network administrators use our NTM products to instantly pinpoint fiber optic and copper cabling problems, which can be a primary cause of network downtime. We design tools with easy-to-use keypads for entering commands and LCD screens for displaying results. Our NTM products handle various types of networks and cabling and connector systems. The tools certify that cable installations will meet the link performance requirements as well as pertinent industry standards, such as those issued by the following organizations:

          -    International Standards Organization ("ISO"),

          -    Comite European de Normalisation Electrotechnique ("CENELEC"),

          -    Telecommunications Industry Association ("TIA"), and

          -    Electronics Industry Association ("EIA").

         Our test and measurement products utilize a variety of technologies, including Time Domain Reflectometry, Digital Signal Processing, proprietary ASICs that we have developed and RF signaling technology. These technologies and our experience and know-how are incorporated into intuitive, easy-to-use, hand-held instruments that allow cabling and network professionals to use these powerful technological tools with little training.

         Our NTM products operate across multiple fiber optic and copper cable types and computer networking systems and cost effectively increase network productivity and reliability by reducing network downtime. Sales of NTM products accounted for 76%, 69% and 64% of our total revenues in 2000, 1999 and 1998, respectively.

         A partial listing of current products in our NTM line is as follows:


               Fiber Optic Cable                    Copper Cable                         Network
                Testing Devices                Certification Devices                Diagnostic Devices
               -----------------               ---------------------                ------------------
       -         OMNIFiber(TM)           -       OMNIScanner(TM)2           -         MICROSCANNER(TM)Pro
       -         OMNIFiber(TM)SM         -       OMNIScanner(TM)            -         COMPAS(R)Internet
       -         CertiFiber(R)           -       OMNIScanner(TM)LT          -         COMPAS(R)NT
       -         SimpliFiber(TM)         -       PentaScanner(R)350         -         COMPAS(R)Netware
                                         -       PentaScanner(R)+


FIBER OPTIC TESTING DEVICES --

         OMNIFIBER transforms our OMNIScanner copper cable testing devices into a fiber optic tool for testing and certification of multi-mode and single mode fiber premise networks. OMNIFiber measures optical loss, delay and length over two fibers simultaneously and compares the results against the selected LAN standard for instant pass/fail analysis, using a "one button" Autotest feature. OMNIFiber can save and store up to 1,000 autotests. Saved results can be uploaded later to a PC using our ScanLink(TM) software in order to create reports and manage accumulated data.

         OMNIFIBER SM, introduced in March 2001, is a laser-based version of the OMNIFiber specifically designed for testing single mode links such as high performance fiber optic links now appearing in certain premise and campus environments.

         CERTIFIBER is the original multi-mode fiber certification tool. CertiFiber measures optical loss, delay and length over two fibers simultaneously. The results are compared against the applicable LAN standard for instant pass/fail analysis. CertiFiber has storage and upload features similar to the OMNIFiber.

         SIMPLIFIBER is an affordably priced optical source and power meter kit designed to measure the loss of multi-mode and single mode fiber optic cables. It is designed for simple connection to networks and the wavelength of the source and meter units are automatically synchronized. SimpliFiber has storage and upload features similar to our other fiber optic test devices.

COPPER CABLE CERTIFICATION DEVICES --

         OMNISCANNER2, OMNISCANNER AND OMNISCANNER LT are capable of certifying all cabling classes from Category 3 through Category 6, and testing Category 7 cable up to 300 MHz, an industry first. The OMNIScanners are the only field testers capable of making accurate measurements on Category 7 cabling. OMNIScanner2 was introduced during 1999 and is a second generation advanced cabling certification instrument. The OMNIScanner line was introduced for well over a year prior to the introduction of a similar product offering from competitors. It includes productivity and usage advancements over the OMNIScanner while maintaining OMNIScanner's full digital vector measurement system, which delivers industry leading accuracy and dynamic range. The OMNIScanner2 supports removable mass storage flash cards for storing thousands of custom configurations and autotest results. OMNIScanner LT was introduced in March 2001 and is considered to be a very cost effective Category 5E/6 cable tester.

         OMNIScanner with ScanLink(TM) provides a powerful combination of high bandwidth certification and cable management software. Installers that are testing to Category 5E and draft Category 6 standards are moving to the OMNIScanner2 product because pre-existing field test products have been incapable of making the demanding measurements that these standards require. Evaluations of the OMNIScanner2 from industry experts as well as independent laboratory analyses indicate the OMNIScanner accurately meets, and even surpasses, all of the new requirements. As the rate of these new cabling technologies, such as Category 5E and Category 6, increases so will the demand for additional products such as OMNIScanner2.

         PENTASCANNER350 includes all of the Technical Service Bulletin 67 Level II functionality and accuracy of PentaScanner+ and is the only Category 5 tester with Performance Grading. Performance Grading measures and rates the quality of high-performance links by analyzing the available headroom at 100 MHz and offers a variety of qualitative performance grading data, not just a pass/fail test result. PentaScanner350 also shows the available headroom for future growth of the LAN. Using PentaScanner350 ensures a highly reliable cable installation that will meet future performance requirements without costly rewiring.

         PENTASCANNER+, with 2-Way Injector+, has been our most popular cable verification system and is capable of verifying cable links to 100 MHz performance specifications. PentaScanner+ offers professional cable installers, service providers and network administrators an easy-to-use, hand-held solution for installing, managing and troubleshooting Category 5 and ISO Class D cabling systems. The 2-Way Injector+ is an accessory to the PentaScanner+ that measures Near-End Crosstalk and Attenuation-to-Crosstalk Ratio from both ends of the installed network cable link which saves installation test time. This product enables cable installers to purchase a hand-held tool that provides cable-testing accuracy indistinguishable from a network analyzer.


NETWORK DIAGNOSTIC DEVICES --

         MICROSCANNER PRO is part of the MicroTools product line, introduced during 2000, specifically designed for home networking professionals, datacom specialists and IT/network managers. The line includes both an IT version and a residential version. MICROSCANNER Pro is an entry-level scanner that quickly provides extensive cable information, combining length and wiring connections (wiremap) functions. It is a low cost scanner and easily confirms continuity, wiremap and cable fault locations. MICROSCANNER Pro is the ideal tool for performing a fast, all-in-one twisted-pair cable check. Small enough to fit in the palm of a hand, MICROSCANNER Pro quickly verifies cabling by combining the length measurement, using Time Domain Reflectometry technology, with wiremap.

MICROSCANNER Pro saves time and money by locating faults and identifying the sources of cabling problems.

         COMPAS products are computer network diagnostic and troubleshooting devices designed for IT administrators, network technicians and third-party service providers who are tasked with solving common, everyday problems on Ethernet networks. COMPAS combines the best features of cable testers, protocol analyzers, network diagnostic utilities and asynchronous data communications testers into a hand-held, portable tool. Users select the network problem from a simple menu and COMPAS performs a series of tests designed to identify the cause of the problem. Our COMPAS product line consists of the following products:

     - COMPAS INTERNET allows users to easily isolate incorrectly configured hosts and determine whether the problem is related to a faulty network router on the company's intranet, or on the Internet at large. This simple diagnosis can save many hours of labor in troubleshooting network problems. COMPAS Internet performs tests such as Duplicate IP address detection, IP PING, IP host summary list and detail and Internet Control Message Protocol monitoring and trace route. Domain Name System support is also included for simplified troubleshooting and Dynamic Host Control Protocol support for automatic configuration.

     - COMPAS NT provides information about Windows NT(TM) networks to users in seconds. The COMPAS NT enables users to identify the domains and hosts on their NT networks. COMPAS NT supports IP, NetBeui and IPX protocols and configures itself from a Dynamic Host Control Protocol server.

     - COMPAS NETWARE diagnoses problems inside NetWare. It also troubleshoots Ethernet cabling, protocol and serial link problems. This product has a unique NetTap(TM) feature that lets users plug in COMPAS between any network node and the hubs to monitor traffic or test the network.


         NAS Products. Our NAS products enable organizations to access, share and store large amounts of information easily through the use of products with either HDD or optical (CD-ROM/DVD) storage capabilities. Our NAS products integrate anywhere on an Ethernet-based computer network. As part of our new product development, we work directly with customers, distribution channels and leaders in other network industry segments to identify market needs and define appropriate product specifications.

         Our NAS products utilize a Linux-based operating system. Linux is an open-source operating system known for its reliability, performance, scalability, customizability and low memory requirements. Workgroups now require instant access to mission-critical information, reference information, research data and even multimedia files. NAS products enable network users to access and share information, such as customer databases, legal briefs, medical records, library reference volumes, research data, photo images and even sound bytes across a network.

         Our NAS products include:

          -    FileZerver(TM),

          -    LinuxZerver(TM),

          -    DiscZerver(TM),

          -    DiscZerver(TM)VT, and

          -    VirtualCD(TM).

         FILEZERVER is a hard disk network attached storage system introduced during March 2000. Our FileZerver is an intelligent storage solution platform for web-extracted information, collaboration and other storage needs. The product has been designed with browser-based management providing for easy setup and ease of use. The FileZerver was engineered to expand as user needs for additional capacity arise. Features of the FileZerver product include:

     -    scaleability to over two terabytes of storage capacity,

     -    built-in data protection, with an auto tape backup feature,

     - RAID 0 (striping), RAID 1 (mirroring), and RAID 5 (distributed data and parity),

     - communication capabilities with a variety of network clients, including: Microsoft NT, NetWare 5, Apple, UNIX and Internet,

     -    "hot swap" capability,

     -    10 different language localization, and

     -    "hot spare" capability.


         LINUXZERVER is similar to our FileZerver product, however it is designed to enable OEMs and integrators to customize application appliances. LinuxZerver is an appliance platform designed as a backup server, or small business all-in-one appliance.

         DISCZERVER was introduced to our optical NAS product family during 1998 and was significantly enhanced with our DiscZerver Cyclone product during June 2000. The DiscZerver product is a unique optical image-caching appliance that provides high performance data access to CD/DVD-based information while reducing costs for such systems over non-caching devices.

         DISCZERVERVT is a unique embodiment of the DiscZerver. Our DiscZerver technology is used to create a "virtual tower" of CD/DVD-ROMs in a small, low cost, easily installed and managed network attached storage device. This product is delivered with various storage capacities to suit the varying needs of different users.

         VIRTUALCD is sold by H+H Zebtrumfuer Rechnerkommunikation ("H+H"), one of our German subsidiaries. VirtualCD is a software product that allows users to access CD-ROM information at significant speeds by imaging, compressing and downloading CD-ROM data to the user's hard disk drive for faster retrieval, together with other network management software. VirtualCD is available as private labeled retail software through a number of key publishing partners worldwide, or directly through the Internet at the H+H website.

         We currently derive substantially all of our revenues from our OMNIScanner and Zerver product lines. Any decrease in revenues of OMNIScanner or Zerver products would have a material adverse effect on our business, financial condition and operating results.


SALES, DISTRIBUTION AND CUSTOMERS

         Sales. Our sales, marketing and distribution strategy is to use a multiple channel, worldwide distribution network. The network includes distributors, VARs and integrators as well as selected OEMs and licensees. Our sales organization manages the activities of these distribution channels, directs sales leads to these distribution channels and responds to sales calls from distributors, resellers, dealers and end users. In addition, we maintain telesales departments that assist the efforts of our sales representatives.

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

         North American sales accounted for approximately 57%, 61% and 68% of total revenue for the years ended December 31, 2000, 1999 and 1998, respectively. Our United States distributors include national distributors, cable and wire distributors and catalog merchandisers.

         We have developed relationships with distributors throughout Europe. Our European distributors are supported through offices located in the United Kingdom and Germany. Our Pacific Rim customers are supported through our Singapore office and our Beijing, China office (opened in March 2000). We have also developed relationships with distributors located in Canada, Mexico and Central and South America. International sales are primarily denominated in United States dollars. Revenues outside of North America accounted for 43%, 39% and 32% of total revenues in 2000, 1999 and 1998, respectively.

         Customers.  The primary target markets for our NTM products include:

          -    LAN management personnel,

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

         Our NAS products are primarily sold through indirect distribution channels. The targets for our NAS products include:

          -    system integrators,

          -    VARs,

          -    distributors, and

          -    OEMs.

         Major customers each accounting for more than 10% of total revenue in either 2000, 1999 or 1998 were Graybar Electric Company, Inc., Tech Data Corporation and Ingram Micro Inc. We maintain a customer support organization in both North America and Europe to answer customer questions concerning the use of our products.

PRODUCT DEVELOPMENT

         Our continued success will depend upon our ability to enhance existing products, expand products into product lines, introduce new products on a timely basis and continue to develop technology that can be incorporated into commercially viable products addressing the demands of the networking industry. To facilitate new and continuing product development, our personnel work directly with customers, distribution channels and leaders in other network industry segments to identify market needs and define appropriate product specifications. Our employees participate in numerous professional groups and technical committees including the following:

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

          -    Home Automation Networking Association ("HANA"), and

          -    Storage Network Industry Association ("SNIA").

         We believe that the development of products supporting the network needs of the future will be facilitated by tracking developments in the latest high-speed network technologies, such as:


                    Network Test and Measurement                               Network Appliance and Storage
                    ----------------------------                               -----------------------------
        -         Bluetooth                                                -         Linux and embedded Linux
        -         Very High Speed Digital Subscriber Line ("VDSL")         -         InfiniBand
        -         Asymmetric Digital Subscriber Line ("ADSL")
        -         Gigabit Ethernet and beyond
        -         Asynchronous Transfer Mode ("ATM")


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


ACQUISITIONS

         In prior years, we acquired network storage and connectivity product offerings in efforts to enhance our strategic position. We intend to continue to evaluate selective acquisition opportunities as they may be presented from time to time. We may face competition from other suppliers or manufacturers of network hardware or software products or other third parties for acquisition opportunities. There can be no assurance that we will identify acquisition candidates that will result in successful future combinations. Future acquisitions may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect our profitability or could involve the potentially dilutive issuance of additional equity securities. Acquisitions involve numerous risks, including:

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

         We maintain a warehousing operation in the United Kingdom to better service the European market. We have established authorized customer service centers in our Phoenix, Arizona, and United Kingdom facilities, as well as in Argentina, Australia, Brazil, Canada, Japan and Singapore. Our engineering personnel must certify all service centers.


ISO 9001 COMPLIANCE

         As part of our commitment to customer satisfaction and continuous improvement, we formally implemented a quality management system several years ago. During 1998, our quality management system was certified by an accredited independent auditor to be in compliance with ISO 9001 standards. These standards provide for the control and improvement of development, operational and business processes. We are required to demonstrate continued compliance by collection and review of objective evidence thereof and by subjection to routine independent audits.


SUPPLIES

          Certain components used in our products are presently available from or supplied by only one source and others are available from limited sources. Although we do not have long-term supply contracts with any of our component suppliers, to date we have been able to obtain supplies of components and products in a timely manner. However, in the event that certain of our suppliers or contractors were to experience financial or other difficulties that resulted in a reduction or interruption in supply of components, our results of operations would be adversely affected until alternate sources could be established.


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

         Our products compete with products offered by the following companies:

                  Network Test and Measurement                                      Network Appliance and Storage
                  ----------------------------                                      -----------------------------
        -         Acterna Corporation                                     -         Axis Corporation
        -         Datacom - Textron                                       -         Hewlett-Packard Co.
        -         Fluke Corporation (a division of Danaher Corp.)         -         Maxtor Corporation
        -         Scope Communications (a division of Agilent, Inc.)      -         Network Storage Solutions
                                                                          -         Quantum Corporation
                                                                          -         Western Digital Corporation


         We compete, to a lesser extent, with manufacturers of time domain reflectometers, ohmmeters, voltmeters and oscilloscopes. The technological sophistication of our NTM products has created significant barriers to entry into this marketplace. There are few competitors currently offering NTM products with our products' level of sophistication and technology.

         Our competitors include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than we possess. Further, the markets served by our network attached storage products continue to grow at rates that attract new entrants into those markets. Our current or potential competitors may develop products comparable or superior to those developed by us, offer them at lower prices or adapt more quickly than we will to new or emerging technologies, evolving industry trends or changing customer requirements. We may not have the financial resources, technical expertise, or marketing, sales, distribution, customer service and technical support capabilities to compete successfully.


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


                  Network Test and Measurement                                    Network Appliance and Storage
                  ----------------------------                                    -----------------------------

        -         OMNIScanner(TM)                                       -         FileZerver (TM)
        -         PentaScanner(R)                                       -         LinuxZerver (TM)
        -         CertiFiber(R)                                         -         WebZerver (TM)
        -         MICROSCANNER(TM)                                      -         Zerver (TM)
        -         OmniFiber(TM)                                         -         DiscZerver(TM)
        -         SimpliFiber(TM)                                       -         DiscPort(R)
        -         COMPAS(R)                                             -         VirtualCD(R)




          Several products embody a substantial portion of our time domain reflectometry technology in a custom gate array to deter reverse engineering. We have obtained United States patents on a portion of our technology related to time domain reflectometry, for a method and apparatus for concurrently measuring near end crosstalk at two ends of a cable and for developing a foreign file system establishing a method which uses a native file system virtual device driver.

         We may be unable to deter misappropriation of our technology. Because of the rapid pace of technological change in our industry, we believe that patent protection for our products is less significant to our success than the knowledge, ability and experience of our employees and the introduction and market acceptance of new products and product enhancements.

         Given the rapid pace of technological development in our industry, our products may infringe on the existing or future proprietary rights of others. If such infringement existed, we may be unable to obtain the requisite licenses or rights to use such technology.


EMPLOYEES

         At March 23, 2001, we had 204 full-time employees, comprised of 77 employees in sales, marketing and customer support, 27 manufacturing employees, 71 employees performing research and development activities and 29 administrative employees. Many of our employees are highly skilled in certain disciplines. Our continued growth and success will depend, in part, on our ability to retain management and key employees and, where appropriate, hire new employees. We have never had a work stoppage. No employees are represented by a labor organization. We consider our relations with employees to be good.


ITEM 2.  PROPERTIES

         Our principal corporate office and research and development facilities are located in a 49,000 square foot facility in Phoenix, Arizona. The lease for this facility began October 1992 and continues until September 2005, following a five-year extension signed in 2000. Our monthly rental payments for this facility average approximately $88,000 over the life of the extension. We believe that this facility is adequate to meet our needs. We also lease sales and support facilities in Illinois, Singapore, Germany, China and the United Kingdom. Our facility in Germany also provides research and development activities.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are subject to litigation in the ordinary course of business. Our insurance coverage may not be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

         We, Richard G. Meise, former Chief Executive Officer, Charles Mihaylo, former Chief Operating Officer and John O'Block, former Chief Financial Officer, have been named as defendants in two purported class action lawsuits: Great Neck Capital Appreciation Investment Partnership, L.P., et. al. v. Microtest, Inc., et. al., CIV 99-0438 PHX EHC filed on March 8, 1999, in United States District Court for the District of Arizona and Banks v. Microtest, Inc., et. al., CIV 99-672 PHX EHC filed on April 7, 1999 in United States District Court for the District of Arizona. The two lawsuits contained substantially the same allegations and were brought on behalf of a class of persons who purchased our common stock between April 14, 1998 and March 2, 1999. The complaints alleged claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further alleged that we made misrepresentations or omissions concerning our financial statements and public disclosures that artificially inflated the price of our common stock. The plaintiffs sought an unspecified amount of actual damages, attorney's fees and costs. On November 29, 1999, a motion to dismiss the lawsuit was filed. On January 10, 2000, the Court heard arguments on the motion to dismiss. During September 2000, the Court ruled in our favor and granted our motion to dismiss the lawsuit without prejudice. Plaintiffs filed an amended complaint and we filed, and the parties argued, another motion to dismiss. Our motion was granted in March 2001, and the case was dismissed with prejudice. Plaintiffs have until mid-April 2001 to appeal this ruling.

         The Securities and Exchange Commission ("SEC") has conducted an investigation relating primarily to our accounting matters. They requested and received documents from us and have taken testimony from certain former employees. During November 2000, the SEC requested and we agreed to extend the statute of limitations for their investigation until April 30, 2001. During March 2001, we submitted, without admitting or denying the SEC's findings, an offer of settlement to the SEC providing that we would cease and desist from committing or causing any future violation of SEC rules. There are no fines or penalties offered as part of this settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY SECURITIES AND RELATED SHAREHOLDER MATTERS

         Our common stock has been traded on the Nasdaq Stock Market ("Nasdaq") since October 30, 1992, under the symbol "MTST". The following table sets forth the quarterly high and low sale prices of the common stock as reported on the Nasdaq National Market.

                                                                                 High             Low
                                                                                 ----             ---
         YEAR ENDED DECEMBER 31, 1999
             First quarter                                                     $  4.13          $  2.13
             Second quarter                                                       3.00             2.00
             Third quarter                                                        5.75             2.25
             Fourth quarter                                                      13.00             3.13

         YEAR ENDED DECEMBER 31, 2000
             First quarter                                                       19.75             7.25
             Second quarter                                                      14.75             5.67
             Third quarter                                                       12.50             4.03
             Fourth quarter                                                       4.94             2.38

         YEAR ENDED DECEMBER 31, 2001
             First quarter (through March 23, 2001)                               5.00             2.50



         On March 23, 2001, the closing price of our common stock was $3.125 per share and there were approximately 182 holders of record of our common stock.

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

          -    conditions in the network attached storage industry,

          -    conditions in the network test and measurement industry,

          -    changes in local and global economies,

          -    changes in analysts' estimates of our financial performance, and

          -    other events or factors.

       In addition, recently the overall stock market, and the market for small capitalization technology stocks in particular, has experienced extreme fluctuations, which have often been unrelated to the operational performance of affected companies. Such fluctuations could have a material adverse effect on the market price of our common stock.

         IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US. Our Certificate of Incorporation and Bylaws empower our board of directors, without approval of our shareholders, to issue shares of preferred stock, to fix the rights and preferences, and divide our board of directors into three classes. In addition, during March 2001, our board of directors adopted a stockholders rights plan to guard against abusive tactics to gain control of the Company. These provisions, as well as other provisions in such documents, could have the effect of deterring unsolicited takeovers or delaying or preventing changes in control or of our management, including transactions in which shareholders might otherwise receive a premium for their shares over the current market prices.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statements of operations for each of the three years in the period ended December 31, 2000, and the independent auditors' report thereon, are included in Item 8 of this Form 10-K.



                                                                                 Years Ended December 31,
                                                                  -----------------------------------------------------
                                                                  2000        1999        1998         1997        1996
                                                                  ----        ----        ----         ----        ----
                                                                      (in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Net revenue                                                     $ 44,639    $ 42,759    $ 41,650     $ 49,592    $ 50,442
Cost of revenue (1)                                               19,113      20,020      17,903       20,266      20,452
                                                                ---------------------------------------------------------
     Gross Profit                                                 25,526      22,739      23,747       29,326      29,990
Operating expenses (2)                                            26,015      27,172      26,237       29,254      40,636
                                                                ---------------------------------------------------------
Income (loss) from operations                                       (489)     (4,433)     (2,490)          72     (10,646)
Other income (expense), net                                        1,310         215         324          120         762
                                                                ---------------------------------------------------------
Income (loss) before income taxes                                    821      (4,218)     (2,166)         192      (9,884)
Income tax (provision) benefit                                       926        (103)      1,258          131      (1,711)
Cumulative effect of change in accounting principle (3)                -        (117)          -            -           -
                                                                ---------------------------------------------------------
     Net income (loss)                                           $ 1,747    $ (4,438)     $ (908)       $ 323    $(11,595)
                                                                =========================================================

BASIC EARNINGS PER SHARE:
Income (loss) before change in accounting principle               $ 0.21     $ (0.54)    $ (0.11)      $ 0.04     $ (1.43)
Cumulative effect of change in accounting principle                    -       (0.01)          -            -           -
                                                                ---------------------------------------------------------
                                                                  $ 0.21     $ (0.55)    $ (0.11)      $ 0.04     $ (1.43)
                                                                =========================================================
Weighted average common shares outstanding - basic                 8,470       8,078       8,099        8,249       8,104
                                                                =========================================================

DILUTED EARNINGS PER SHARE:
Income (loss) before change in accounting principle               $ 0.20     $ (0.54)    $ (0.11)      $ 0.04     $ (1.43)
Cumulative effect of change in accounting principle                    -       (0.01)          -            -           -
                                                                ---------------------------------------------------------
                                                                  $ 0.20     $ (0.55)    $ (0.11)      $ 0.04     $ (1.43)
                                                                =========================================================

Weighted average common equivalent shares outstanding -
diluted                                                            8,936       8,078       8,099        8,359       8,104
                                                                =========================================================
BALANCE SHEET DATA:
Working capital                                                 $ 25,374    $ 20,916    $ 22,028     $ 25,641    $ 26,583
Total assets                                                      36,107      34,056      39,350       42,805      43,313
Stockholders' equity                                              30,352      27,460      30,292       32,094      31,672


(1) Includes $803,000 charge to reflect write-down of inventories in connection with product discontinuance in the year ended December 31, 1999.

(2) Includes $1,120,000 special charge related to product discontinuance and facility closure in the year ended December 31, 1999. Also, includes charge for write-off of purchased in-process research and development of $15,697,000 in the year ended December 31, 1996.

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

         Net income was $1.7 million, or $0.20 per diluted share, for the year ended December 31, 2000. This compares to a net loss of $4.4 million, or $0.55 per diluted share, for the year ended December 31, 1999. During 2000, we broadened our NTM product offerings into the residential segment with the introduction of the MicroTools product line, which includes the MICROSCANNER Pro IT and the MICROSCANNER Pro Residential network testers. We also expanded our NAS product offerings with the introduction of our first hard-disk drive (HDD) product, the FileZerver. We upgraded our DiscZerver products with the introduction of the DiscZerver Cyclone products.

         The loss from operations was reduced by $3.9 million, to an operating loss of $0.5 million in 2000, compared with an operating loss of $4.4 million for 1999, after the effect of special charges in 1999. The NTM division provided operating income of $3.1 million. The NAS division generated a $3.6 million operating loss, reflecting our development and product launch efforts for the FileZerver product.


RESULTS OF OPERATIONS

         The following table presents selected items from our consolidated statements of operations expressed as percentages of net revenue, for the years indicated.


DECEMBER 31,                                         2000           1999          1998
---------------------------------------------------------------------------------------
 Net revenue                                          100%           100%          100%
---------------------------------------------------------------------------------------
 Gross margin                                          57             53            57
---------------------------------------------------------------------------------------
 Operating expenses:
   Sales and marketing                                 28             30            30
   Research and development                            18             17            19
   General and administrative                          12             14            13
   Special charge                                       -              4             -
---------------------------------------------------------------------------------------
 Income (loss) from operations                         (1)           (10)           (6)
---------------------------------------------------------------------------------------
 Net income (loss)                                      4%           (10%)          (2%)
---------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         NET REVENUE. Net revenue increased $1.8 million, or 4.2%, from $42.8 million for the year ended December 31, 1999 to $44.6 million for the year ended December 31, 2000. Revenue for the NTM division increased $4.7 million, or 16.0%, from $29.4 million in 1999 to $34.1 million in 2000. This increase was primarily attributable to increased demand for our OMNIScanner, OMNIFiber and MICROSCANNER products. Total revenue for the NAS division decreased $2.8 million, or 20.9%, from $13.4 million in 1999 to $10.6 million in 2000. Increases in revenue from the new FileZerver and DiscZerver product line as well as increased software revenue were offset by the effect of our 1999 closure of the Nashua, New Hampshire facility and discontinuance of its NAS enterprise product sales. Revenue associated with these NAS enterprise products was $3.6 million through June 1999, representing that portion of the year ended December 31, 1999 prior to closure of this facility. NAS revenue without the enterprise products increased $0.8 million or 8.2%. Total revenue for the year ended December 31, 2000, exclusive of the effect of NAS enterprise product sales in 1999, increased by 13.8% compared to the year ended December 31, 1999.

         International revenues increased $2.5 million, or 14.9%, from $16.8 million for the year ended December 31, 1999 to $19.3 million for the year ended December 31, 2000, and from 39% of net revenue during 1999 to 43% of net revenue during 2000. International sales increased during the year ended December 31, 2000 primarily due to increased sales of our OMNIScanner and our VirtualCD software products worldwide and as a result of expanding our international sales and marketing presence. Our international expansion included new offices in Beijing and Shanghai, China during the year ended December 31, 2000.

         GROSS PROFIT. Gross profit increased $2.8 million, or 12.3%, from $22.7 million for the year ended December 31, 1999 to $25.5 million for the year ended December 31, 2000. Our gross margin increased from 53.2% for the year ended December 31, 1999 to 57.2% for the year ended December 31, 2000. This increase in gross profit and margin was due in part to a change in product mix as we sold more higher margin NTM products, OEM FileZerver software and our VirtualCD software products. The favorable 2000 gross margin comparison is also partially attributable to the $0.8 million write-down of product inventories, due to the discontinuance of the NAS enterprise business, reflected in the 1999 gross margin. The effect of the write-down of NAS enterprise product inventories was to reduce the 1999 gross margin by approximately 1.9%.

         SALES AND MARKETING. Sales and marketing expenses decreased $0.3 million, or 2.3%, from $12.8 million for the year ended December 31, 1999 to $12.5 million for the year ended December 31, 2000. This decrease was primarily due to decreases in selling costs, partially offset by an increase in advertising spending.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.5 million, or 6.8%, from $7.4 million for the year ended December 31, 1999 to $7.9 million for the year ended December 31, 2000. This increase was primarily the result of additional development resources provided in connection with the development and release of the FileZerver and DiscZerver Cyclone products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $0.3 million, or 5.2%, from $5.8 million for the year ended December 31, 1999 to $5.5 million for the year ended December 31, 2000. The decrease was primarily attributable to a reduction in professional fees and depreciation expense.

         OTHER INCOME, NET. Other income, net, increased $1.1 million, from $0.2 million for the year ended December 31, 1999 to $1.3 million for the year ended December 31, 2000. This increase was primarily the result of increased interest income on increased cash balances and accrual of interest in connection with a $3.6 million Federal income tax refund claim, received in January 2001.

         EFFECTIVE TAX RATE. The income tax benefit for the year ended December 31, 2000 was $0.9 million. The income tax provision using the statutory Federal income tax rate would have been a provision of $0.3 million. The difference of approximately $1.2 million consisted of the benefit recorded on the favorable resolution of uncertainties associated with income tax refund claims of $0.6 million (federal and state effect), research and development credits earned of $0.1 million, as well as a decrease in the previously established valuation allowance of $0.5 million based on management's estimate of deferred tax assets, that more likely than not, will be realized.

         NET INCOME (LOSS). Net income increased $6.1 million, from a net loss of $4.4 million in the year ended December 31, 1999, to net income of $1.7 million in the year ended December 31, 2000. The increase in income was primarily attributable to the decreased loss from operations from $4.4 million in 1999 to $0.5 million in 2000 and increases in interest income and our income tax benefit in 2000.


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

         International revenues increased $3.4 million, or 25.4%, from $13.4 million for the year ended December 31, 1998 to $16.8 million for the year ended December 31, 1999, and from 32.1% of net revenue during 1998 to 39.3% of net revenue during 1999. International sales increased during the year ended December 31, 1999 primarily due to increased sales of our OMNIScanner and DiscZerver products worldwide and as a result of expanding our sales and marketing presence in Europe, Latin America and the Asia Pacific region.

         GROSS PROFIT. Gross profit decreased $1.0 million, or 4.2%, from $23.7 million for the year ended December 31, 1998 to $22.7 million for the year ended December 31, 1999. Our gross margin decreased from 57.1% for the year ended December 31, 1998 to 53.2% for the year ended December 31, 1999. This decrease in gross profit and margin was partially attributable to the write-down of product inventories of $0.8 million due to the discontinuance of the NAS enterprise business. The effect of the write-down of NAS enterprise product inventories was to reduce gross margin by approximately 1.9%. Additionally, we experienced a decrease in higher margin DiscPort software and NAS enterprise product revenue and increases in the amortization of capitalized software, volume rebates and changes in product mix.

         SALES AND MARKETING. Sales and marketing expenses increased $0.1 million, or 0.8%, from $12.7 million for the year ended December 31, 1998 to $12.8 million for the year ended December 31, 1999. This increase was primarily due to increases in trade show expenses, other expenses relating to demo and evaluation units and sales commission expenses.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased $0.5 million, or 6.3%, from $7.9 million for the year ended December 31, 1998 to $7.4 million for the year ended December 31, 1999. This decrease was primarily caused by lower salary expense incurred after the discontinuance of NAS enterprise product development activities as a result of our exiting the NAS enterprise product line. This decrease was offset by a reduction in the amount of software development costs that were capitalized in 1999. Beginning July 1999, we changed our development process, and believe that new product development is essentially completed concurrently with the establishment of technological feasibility. Software costs are currently expensed as incurred. Software development costs of approximately $0.2 million were capitalized through the first two fiscal quarters of the year ended December 31, 1999 compared with capitalized software development costs of approximately $1.0 million for the year ended December 31, 1998.

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

         OTHER INCOME, NET. Other income, net, decreased $0.1 million, or 33.3%, from $0.3 million for the year ended December 31, 1998 to $0.2 million for the year ended December 31, 1999, primarily the result of decreased interest income.

         EFFECTIVE TAX RATE. Income taxes for the year ended December 31, 1999 consisted of foreign income taxes. The effective income tax rate varies from the statutory tax rate primarily because of research and development credits earned as well as an increase in the valuation allowance.

         NET INCOME (LOSS). Net loss increased $3.5 million, from net loss of $0.9 million in the year ended December 31, 1998, to a net loss of $4.4 million in the year ended December 31, 1999. The increased loss was primarily attributable to the $1.9 million special charge relating to our exit from the NAS enterprise systems business and related closure of our Nashua, New Hampshire facility, the decrease in the income tax benefit of $1.4 million and the $0.1 million write-off of previously capitalized international product translation costs.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our cash requirements principally through cash flow from operating activities, the sale of common stock through an initial public offering in October 1992 and the exercise of stock options.

         At December 31, 2000, we held cash and cash equivalents of $14.5 million, compared to cash and cash equivalents of $10.4 million at December 31, 1999. During the year ended December 31, 2000, cash flows provided by operations were $3.7 million, resulting primarily from net income of $1.7 million, non-cash depreciation and amortization expense of $2.0 million, reduction in inventories of $0.9 million, decreases in prepaid expenses and other assets of $0.8 million, and increases in accrued payroll and benefits of $0.5 million, offset by an increase in accounts and tax receivables of $0.9 million, an increase in deferred income taxes of $0.3 million and a decrease in accounts payable and accrued liabilities of $1.0 million. Cash flows provided by operations were $0.1 million for the year ended December 31, 1999.

         Cash flows used in investing activities were $0.8 million for the year ended December 31, 2000, primarily related to the acquisition of computer hardware and software, furniture and fixtures and other equipment. Our capital expenditure budget for 2001 is approximately $1.6 million, which primarily includes expected purchases of computer software and hardware and other equipment.

         Cash flows provided by financing activities was $1.1 million for the year ended December 31, 2000, due to the exercise of common stock options and issuance of common stock in connection with our employee stock purchase plan.

         During January 2001, we received $3.6 million from the Internal Revenue Service, representing the refund of taxes previously paid, together with interest thereon.

         We expect that our existing working capital, together with cash flows from operations will be sufficient to meet our operating and capital needs for existing operations for the twelve months subsequent to December 31, 2000. We intend to finance our future growth through the use of cash flow from operations, potential credit facilities received from lenders and the issuance of common stock. We may seek to raise additional capital through public or private equity, or debt financing. The availability of capital sources will depend upon prevailing market and economic conditions, interest rates, our financial condition and the market price of our common stock.


INFLATION

         Inflation has not been a significant factor in our operations to date.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Our future operating results and financial condition are dependent on our ability to successfully develop, manufacture and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect our future operating results and financial condition include, without limitation, the factors discussed below.

         WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY IN OUR NETWORK APPLIANCE AND STORAGE DIVISION. In 2000, we suffered a $3.6 million operating loss within our NAS division reflecting primarily increased research and development and product launch costs. There can be no assurance that the market for storage devices will grow at the rate the Company expects, or that FileZerver will capture sufficient market share and achieve sufficient customer acceptance for the division to achieve profitability.

         WE MAY HAVE FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Our revenues may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, the introduction of new products by us or our competitors, and other factors, including pricing pressures and economic conditions in the United States, Europe, Latin America and Asia Pacific. We operate with relatively little backlog and substantially all of our revenue in each quarter results from orders received in that quarter. In addition, we incur significant operating start-up expenses in anticipation of future revenue. If near-term demand for our products weakens or if orders are not shipped in any quarter as anticipated, our results of operations for that quarter could be adversely affected. Unanticipated product returns may exceed our allowances for future returns. Our operating results will also be affected by the economic condition of the computer and electronics industries, which have from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of general economic decline. Due to all of the foregoing factors, our revenues or operating results may be, in one or more future quarters, below the expectations of stock market analysts and investors. In such event, the price of our common stock would likely decline, and such decline could be substantial.

         WE DEPEND UPON THIRD-PARTY DISTRIBUTORS. We derive substantially all of our product sales through distributors and VARs. One of our distributors accounted for 11% of our revenue in 2000 and 12% of our revenue in 1999. The loss of certain distributors, resellers or systems integrators would have a material adverse effect on our business and operating results. Our contractual relationships with distributors, resellers and systems integrators are generally cancelable upon reasonable notice to us. Certain of our distributors, resellers and systems integrators also act as distributors for our competitors and could devote greater effort and resources to marketing competitive products. In addition, effective distributors, resellers and system integrators must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that our current distributors, resellers and system integrators will continue to market our products effectively or that economic or industry conditions will not adversely affect such distributors. Our operating results could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly, has occurred in the past and, in many cases, may not be related to end user demand. Such changes in distributor inventory practices could adversely affect our revenue and operating results. New products may require different marketing, sales and distribution strategies than those for our current products. There can be no assurance that our current distributors will choose or be able to effectively market these new products or to continue to market our existing products. A failure of our distributors, resellers and system integrators to successfully market our products would have a material adverse effect on our business and results of operations.

         WE DEPEND UPON THIRD-PARTY SUPPLIERS. We are dependent upon a small number of third-party vendors for the manufacturing of our products. We are also dependent on a small number of suppliers for certain key components used in our products, including storage drives, microprocessors, integrated circuits and power modules. We purchase these components pursuant to purchase orders placed from time to time, do not carry significant inventories of these components and have no long-term supply arrangements. The loss of any of our third-party manufacturers or key suppliers could have a material adverse effect upon our business, financial condition and operating results. Although we believe that alternative sources of product manufacturing and components could be arranged, the process of qualifying new suppliers could be lengthy. We may be unable to locate additional sources that would be available on a timely basis or at a cost acceptable to us. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on our business, financial condition and operating results.

         OUR PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES. The market for our products is characterized by:

          -    rapid technological advances and changes,

          - evolving industry standards in computer hardware and software technology,

          -    changes in customer requirements, and

          -    ongoing and frequent new product introductions and enhancements.

         Our future sales success will depend upon our ability to continue to enhance our current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements or otherwise achieve market acceptance. We may be unable to successfully develop and market, in a timely and cost effective manner, new products or product enhancements that achieve market acceptance. Companies in our industry have, in the past, experienced delays in the development, introduction and marketing of new and enhanced products. We may experience similar delays in the future. Our failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect upon our business, financial condition and results of operations.

         UNEXPECTED PRODUCT DEFECTS COULD AFFECT SALES OR COLLECTION OF RECEIVABLES. Due to their complexity and sophistication, our products, from time to time, may contain defects or "bugs" which can be difficult to correct. As we continue to develop and enhance our products, we may be unable to identify and correct defects in such a manner that will permit the timely introduction of such products. Despite extensive testing, we have, from time to time, discovered defects only after products have been commercially released. Product defects may:

          -    cause delays in product introductions and shipments,

          -    cause loss of or delays in market acceptance,

          -    result in increased costs,

          -    cause a product recall,

          -    require design modifications,

          -    impair customer satisfaction, and

          -    result in sales or collection delays.

         Any such event could have a material adverse effect on our business, financial condition and results of operations.

          WE MAY NEED TO WRITE-OFF INVENTORY THAT BECOMES OBSOLETE. Over the past three years, storage drive technology has advanced significantly. The pace of new drive introductions has also increased. We generally provide either a circuit board containing our NAS technology or our NAS operating system software for sale. We may, however, from time to time, hold limited quantities of storage drive inventory. Accordingly, we may find ourselves with an inventory of obsolete drives. Also, we and our competitors continually introduce new products. New products, and even announcements of new products, by us or our competitors, may adversely affect sales of our existing products and result in obsolete inventories. Moreover, our contracts with distributors sometimes provide for product returns or price protection credits, based on inventory levels of current and obsolete products under certain limited circumstances. We estimate and accrue an allowance for such occurrences; nevertheless, actual inventory writedowns, product returns or price protection credits may exceed our estimates. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

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

         Our current competitors in the network test and measurement market include:

          -    Acterna Corporation,

          -    Datacom - Textron,

          -    Fluke Networks (a division of Danaher Corporation), and

          -    Scope Communications (a division of Agilent, Inc.).

         Our current competitors in the network storage market include:

          -    Axis Corporation,

          -    Hewlett-Packard Co.,

          -    Maxtor Corporation,

          -    Network Storage Solutions,

          -    Quantum Corporation, and

          -    Western Digital Corporation.

         Our competitors include large domestic and international companies, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than we do. Our current or potential competitors may develop products comparable or superior to those that we have developed or adapt more quickly to new or emerging technologies, evolving industry trends, or changing customer requirements.

          WE FACE RISKS ASSOCIATED WITH PRODUCT CONCENTRATION. We currently derive substantially all of our revenues from our OMNIScanner and Zerver product lines. The market for these products is characterized by many issues, including:

          -    rapid technological advances,

          -    evolving standards in computer hardware and software technology,

          -    changes in customer requirements, and

          -    frequent new product introductions and enhancements.

         Any decrease in sales of our OMNIScanner or Zerver products would have a material adverse effect on our business, financial condition and operating results. The market for NAS products may not continue to grow. Long-term trends in storage technology remain unclear and some analysts have questioned whether competing technologies may emerge as an alternative storage solution. If the NAS market grows more slowly than anticipated, or if NAS products based on emerging standards other than those which have been adopted become increasingly accepted by the market, we may not be able to make our NAS division profitable and our overall operating results could be adversely affected.

         WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Our international operations expose us to risks that we would not otherwise have if we only operated in the United States. Sales outside of North America accounted for 43%, 39% and 32% of total revenue in 2000, 1999 and 1998, respectively. An important element of our strategy is to expand international operations. We may be unable to successfully localize, market, sell and deliver products internationally. Our inability to successfully expand international operations in a timely and/or cost effective manner could have a material adverse effect on our business, financial condition and results of operations. We seek to mitigate our direct exposure to exchange rate fluctuation by selling primarily in U.S. currency. However, our business and results of operations could be materially adversely affected by our inability to manage risks inherent in conducting business internationally, including:

          - fluctuations in currency exchange rates, creating the risk of loss, or potentially making U.S. Dollar denominated pricing less competitive and less attractive to customers,

          -    restrictions on the repatriation of funds,

          -    overlap of tax structures and imposition of new taxes,

          -    inflationary conditions,

          -    differing labor regulations,

          - political and economic instability, including economic recessions,

          -    difficulties in staffing and managing international operations,

          - problems in the timely, or ultimate collection of accounts receivable,

          - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and

          - tariffs, duties, import licensing requirements and other trade barriers or protections.


         CLAIMS DECIDED AGAINST US COULD EXCEED OUR INSURANCE COVERAGE. From time to time, we are subject to litigation in the ordinary course of business. Our insurance coverage may not be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse effect on our financial condition, or results of operations.

         We, together with several former officers, were named as defendants in two purported class action lawsuits filed in United States District Court for the District of Arizona. These complaints contained substantially the same allegations and were brought on behalf of purchasers of our stock between April 14, 1998 and March 2, 1999. The complaints alleged claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims were dismissed with prejudice during March 2001.

         WE DEPEND ON OUR MANAGEMENT AND OTHER KEY PERSONNEL. Due to the specialized nature of our business, our future success is highly dependent upon the continued services of key engineering personnel and executive officers and upon our ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel. Competition for such personnel is intense. We may be unsuccessful in attracting or retaining qualified personnel. The loss of any key personnel or our inability to attract and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations.

         WE HAVE RISKS ASSOCIATED WITH MANAGING AND FUNDING GROWTH. To manage our growth, we must continue to implement and improve our operations, financial and management information systems and expand, train and manage our workforce. We believe that our success requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products, or technologies. Internally generated cash, marketable securities, debt or the issuance of additional stock may be used to fund acquisitions or investments. The sale of additional equity could result in dilution of the equity ownership of our shareholders. Our failure to effectively manage growth could have a material adverse effect on our business, financial conditional and results of operations.

         WE DEPEND ON PROPRIETARY RIGHTS TO PROTECT OUR TECHNOLOGY. Our success depends in part upon protecting our proprietary technology. We rely upon a combination of intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary information. These steps may not be adequate to deter misappropriation or independent third-party development of our technology; if challenged, we may be unable to successfully defend our intellectual property rights. In addition, the laws of certain foreign countries do not protect certain intellectual property rights to the same extent as the laws of the United States. Given the rapid development of technology, certain aspects of our products may infringe upon the existing or future proprietary rights of others. While we are not currently aware of such infringement, under those circumstances, we may be unable to acquire necessary licenses or rights to avoid infringing upon the existing or future proprietary rights of others.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, including changes in interest rates and foreign currency rates. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio.

         Our revenue and capital spending is primarily transacted in U.S. dollars. However, we do at times enter into transactions in other currencies. No hedging transactions were entered into during the fiscal year ended December 31, 2000. We will establish revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates if transactions in foreign currencies become more significant. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility.

         We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption "We face risks associated with international operations" of "Factors That May Affect Future Results and Financial Condition" set forth above.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated balance sheets, as of December 31, 2000 and 1999, and consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
Microtest, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Microtest, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United Sates of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for start-up costs in 1999.





DELOITTE & TOUCHE LLP




Phoenix, Arizona
January 24, 2001, except for footnote 6, as to which the date is March 20, 2001

                        MICROTEST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                      (in thousands, except share amounts)

                                                                                        2000                1999
                                                                                        ----                ----

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 14,479            $ 10,431
  Restricted investments                                                                     -                 293
  Accounts receivable, net of allowances for doubtful accounts of $518
    and $171, and sales returns of $387 and $422, respectively                           7,977               7,828
  Inventories, net                                                                       3,372               4,289
  Prepaid expenses and other current assets                                                963                 864
  Income taxes receivable                                                                3,533               2,777
  Deferred income taxes                                                                    805               1,030
                                                                                        ------              ------
          Total current assets                                                          31,129              27,512
                                                                                        ------              ------

PROPERTY AND EQUIPMENT, NET                                                              1,764               2,238
                                                                                        ------              ------

OTHER ASSETS:
  Capitalized software, net of accumulated amortization of $2,224
    and $1,510, respectively                                                               546               1,260
  Deferred income taxes                                                                  2,289               1,783
  Other                                                                                    379               1,263
                                                                                        ------              ------
          Total other assets                                                             3,214               4,306
                                                                                        ------              ------
                                                                                      $ 36,107            $ 34,056
                                                                                      ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                     $ 2,366             $ 2,939
  Accrued liabilities                                                                    1,771               2,204
  Accrued payroll and benefits                                                           1,618               1,160
  Accrued deferred compensation                                                              -                 293
                                                                                       -------             -------
          Total current liabilities                                                      5,755               6,596
                                                                                       -------             -------

COMMITMENTS AND CONTINGENCIES (Notes 4, 6, and 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                             -                   -
  Common stock, $.001 par value, 15,000,000 shares
    authorized; 8,801,799 shares and 8,555,137 shares issued
    respectively                                                                             9                   9
  Additional paid-in capital                                                            35,666              34,521
  Accumulated deficit                                                                   (4,105)             (5,852)
                                                                                       -------             -------
                                                                                        31,570              28,678
  Less: treasury stock, at cost, 233,213 shares                                         (1,218)             (1,218)
                                                                                       -------             -------
          Total stockholders' equity                                                    30,352              27,460
                                                                                       -------             ------
                                                                                      $ 36,107            $ 34,056
                                                                                      ========            ========

       The accompanying notes are an integral part of these consolidated balance sheets.

                        MICROTEST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (in thousands, except per share amounts)


                                                                                 2000        1999        1998
                                                                                 ----        ----        ----

NET REVENUE                                                                     $ 44,639    $ 42,759    $ 41,650
COST OF REVENUE                                                                   19,113      20,020      17,903
                                                                                 -------     -------     -------
          Gross profit                                                            25,526      22,739      23,747
                                                                                 -------     -------     -------

OPERATING EXPENSES
  Sales and marketing                                                             12,548      12,791      12,720
  Research and development                                                         7,934       7,432       7,912
  General and administrative                                                       5,533       5,829       5,605
  Special charge                                                                       -       1,120           -
                                                                                  ------      ------      ------
          Total operating expenses                                                26,015      27,172      26,237
                                                                                  ------     -------      ------

LOSS FROM OPERATIONS                                                                (489)     (4,433)     (2,490)

OTHER INCOME, NET                                                                  1,310         215         324
                                                                                 -------     -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                                                    821      (4,218)     (2,166)

INCOME TAX BENEFIT (PROVISION)                                                       926        (103)      1,258
                                                                                 -------     -------     -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                                   1,747      (4,321)       (908)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX                                                     -        (117)          -
                                                                                 -------     -------     -------

NET INCOME (LOSS)                                                                $ 1,747    $ (4,438)     $ (908)
                                                                                 =======    ========     =======

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before change in accounting principle                             $ 0.21     $ (0.54)    $ (0.11)
  Cumulative effect of change in accounting principle                                  -       (0.01)          -
                                                                                 -------     -------     -------

          Net income (loss)                                                       $ 0.21     $ (0.55)    $ (0.11)
                                                                                 =======    ========    ========

Weighted average common shares outstanding - basic                                 8,470       8,078       8,099
                                                                                 =======    ========    ========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before change in accounting principle                             $ 0.20     $ (0.54)    $ (0.11)
  Cumulative effect of change in accounting principle                                  -       (0.01)          -
                                                                                 -------     -------     -------
          Net income (loss)                                                       $ 0.20     $ (0.55)    $ (0.11)
                                                                                 =======    ========    ========

Weighted average common equivalent
shares outstanding - diluted                                                       8,936       8,078       8,099
                                                                                 =======    ========     =======



        The accompanying notes are an integral part of these consolidated financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (in thousands)



                                                       Preferred               Common                Treasury
                                                         Stock                 Stock                   Stock
                                                 ------------------      -----------------      --------------------
                                                 Shares      Amount      Shares     Amount      Shares        Amount
                                                 ------      ------      ------     ------      ------        ------

 BALANCE, December 31, 1997                           -         $ -      8,193         $ 8          34         $ (438)
   Net loss                                           -           -          -           -           -              -
   Issuance of common stock upon
     exercise of stock options                        -           -         15           -           -              -
   Issuance of common stock under
     employee stock purchase plan                     -           -         46           -         (34)           438
   Purchase of treasury stock                         -           -          -           -         233         (1,218)
                                                -------     -------      -----        ----        -----       -------
 BALANCE, December 31, 1998                           -           -      8,254           8         233         (1,218)
   Net loss                                           -           -          -           -           -              -
   Issuance of common stock upon
     exercise of stock options                        -           -        218           1           -              -
   Issuance of common stock under
     employee stock purchase plan                     -           -         83           -           -              -
                                                -------     -------      -----        ----        -----       -------
 BALANCE, December 31, 1999                           -           -      8,555           9         233         (1,218)
   Net income                                         -           -          -           -           -              -
   Issuance of common stock upon
     exercise of stock options                        -           -        195           -           -              -
   Issuance of common stock under                                                                       -
     employee stock purchase plan                     -           -         52           -           -              -
                                                -------     -------      -----        ----        -----       -------
 BALANCE, December 31, 2000                           -         $ -      8,802         $ 9         233       $ (1,218)
                                                =======     =======      =====        ====        =====       =======

                                                 Additional                                Total
                                                  Paid-in          Accumulated         Stockholders'
                                                  Capital            Deficit              Equity
                                                ----------         -----------         -------------

BALANCE, December 31, 1997                        $32,710            $  (186)            $ 32,094
  Net loss                                             --               (908)                (908)
  Issuance of common stock upon
    exercise of stock options                          29                 --                   29
  Issuance of common stock under
    employee stock purchase plan                      177               (320)                 295
  Purchase of treasury stock                           --                 --               (1,218)
                                                  -------            -------             --------
BALANCE, December 31, 1998                         32,916             (1,414)              30,292
  Net loss                                             --             (4,438)              (4,438)
  Issuance of common stock upon
    exercise of stock options                       1,425                 --                1,426
  Issuance of common stock under
    employee stock purchase plan                      180                 --                  180
                                                  -------            -------             --------
BALANCE, December 31, 1999                         34,521             (5,852)              27,460
  Net income                                           --              1,747                1,747
  Issuance of common stock upon
    exercise of stock options                         951                 --                  951
  Issuance of common stock under
    employee stock purchase plan                      194                 --                  194
                                                  -------            -------             --------
BALANCE, December 31, 2000                        $35,666            $(4,105)            $ 30,352
                                                  =======            =======             ========


        The accompanying notes are an integral part of these consolidated financial statements.

                        MICROTEST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                       2000               1999               1998
                                                                     --------           --------           --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $  1,747           $ (4,438)          $   (908)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
   Depreciation and amortization                                        1,962              2,417              1,599
   Change in accounts receivable allowances                               312             (1,436)                64
   (Increase) decrease in deferred income taxes                          (281)               262               (726)
   (Increase) decrease in accounts receivable                            (461)             1,779              3,848
   (Increase) decrease in inventories                                     917              2,283               (648)
   Decrease in prepaid expenses and other assets                          785                771                 68
   (Increase) decrease in income taxes receivable                        (756)               120               (639)
   Decrease in accounts payable and accrued liabilities                (1,006)            (1,931)            (1,755)
   Increase (decrease) in accrued payroll and benefits                    458                300               (157)
                                                                     --------           --------           --------

   Net cash provided by operating activities                            3,677                127                746
                                                                     --------           --------           --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (774)              (750)              (733)
   Capitalized software                                                    --               (170)            (1,048)
                                                                     --------           --------           --------

   Net cash used in investing activities                                 (774)              (920)            (1,781)
                                                                     --------           --------           --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                   1,145              1,606                324
   Purchase of treasury stock                                              --                 --             (1,218)
                                                                     --------           --------           --------

   Net cash provided by (used in) financing activities                  1,145              1,606               (894)
                                                                     --------           --------           --------

 NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                       4,048                813             (1,929)

 CASH AND CASH EQUIVALENTS, beginning of year                          10,431              9,618             11,547
                                                                     --------           --------           --------

 CASH AND CASH EQUIVALENTS, end of year                              $ 14,479           $ 10,431           $  9,618
                                                                     ========           ========           ========


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

   Cash paid for income taxes                                        $     28           $    139           $     65
                                                                     ========           ========           ========

   Cash paid for interest                                            $     24           $     37           $      9
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

CASH EQUIVALENTS AND RESTRICTED INVESTMENTS

         Short-term investments with maturities at the date of purchase of three months or less are considered to be cash equivalents. Restricted investments were equity securities and other investments that were restricted for the payment of deferred compensation to former officers of the Company.

INVENTORIES

         Inventories are stated at the lower of cost, on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, net of accumulated depreciation, and is depreciated over the estimated useful lives of the assets ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvements using the straight-line method generally ranging from three to five years. Maintenance and repairs that do not improve or significantly extend the life of assets are expensed as incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated.

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

         Sales to Graybar Electric Company, Inc., accounted for 11% and 12% of net revenue for the years ended December 31, 2000 and 1999, respectively. Sales to Ingram Micro, Inc. and to Tech Data Corporation accounted for 11% and 10% of net revenue for the year ended December 31, 1998, respectively.

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

EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed on the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed on the weighted average number of shares of common stock outstanding plus the effect of stock options, if dilutive, calculated using the treasury stock method.

         Basic and diluted EPS were the same for the years ended December 31, 1999 and 1998 as the stock options were considered anti-dilutive for these periods. For the year ended December 31, 2000, the dilutive effect of stock options resulted in approximately 466,000 additional weighted average common equivalent shares outstanding.

USE OF ESTIMATES

         In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Because the Company sells a significant portion of its products through distributors and value added resellers, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders may not be indicative of long-term end user demand. The Company's customers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. Significant estimates included in the Company's financial statements include the allowance for doubtful accounts, allowance for sales returns, allowance for inventory valuation and deferred tax valuation allowance.

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

PRODUCT CONCENTRATION

         The markets for the Company's products are characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company has derived substantially all of its revenue from the development and sales of a limited number of network fiber and copper cable test and management devices and network attached storage servers and appliances.

CHANGE IN ACCOUNTING PRINCIPLE

         In accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expensed $117,000, after the effect of income tax, of previously capitalized international product translation costs during the year ended December 31, 1999.

COMPREHENSIVE INCOME

         Effective in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, and its components in a full set of general-purpose financial statements. The adoption of this pronouncement has not had a significant effect on the Company's financial statements as direct exposure to exchange rate fluctuations is mitigated by selling primarily in U.S. dollars.

NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company because the Company does not currently have a derivative instrument or engage in hedging activities.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", which provides guidance in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Application of this pronouncement did not have a material impact on our operating results or financial condition.

(2)      INVENTORIES:

         Inventories consisted of the following at December 31:



                                                                                              2000              1999
                                                                                            -------           -------
                                                                                                  (in thousands)

         Raw materials                                                                      $ 1,286           $ 1,154
         Work-in-progress                                                                        18                99
         Finished goods                                                                       2,215             3,738
                                                                                            -------           -------
                                                                                              3,519             4,991
         Less:  Allowance for excess and obsolete inventory                                    (147)             (702)
                                                                                            -------           -------

                                                                                            $ 3,372           $ 4,289
                                                                                            =======           =======



(3)      PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at December 31:

                                                                                              2000               1999
                                                                                           --------           --------
                                                                                                  (in thousands)

         Equipment                                                                        $  9,634           $  9,136
         Furniture and fixtures                                                              1,198              1,128
         Leasehold improvements                                                                736                665
                                                                                          --------           --------
                                                                                            11,568             10,929
         Less:  Accumulated depreciation                                                    (9,804)            (8,691)
                                                                                          --------           --------
                                                                                          $  1,764           $  2,238
                                                                                           ========          ========


(4)      LEASES:

         The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under operating leases totaled approximately $1,369,000, $1,625,000 and $1,262,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease obligations under non-cancelable operating leases for each of the years ended December 31 are as follows:

                                                                                       (in thousands)

          2001                                                                             $ 1,270
          2002                                                                               1,434
          2003                                                                               1,369
          2004                                                                               1,291
          2005                                                                                 951
                                                                                           -------
                                                                                           $ 6,315
                                                                                           =======

(5)      INCOME TAXES:

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

         Components of the income tax (benefit) provision for each of the years ended December 31 are as follows:

                                                                              2000         1999        1998
                                                                              ----         ----        ----
                                                                                     (in thousands)


          Current (benefit) provision:
            Federal                                                          $ (605)      $ (225)    $  (697)
            State                                                              (107)         (37)        (24)
            Foreign                                                              67          103         189
                                                                             ------       ------     -------
          Total current benefit                                                (645)        (159)       (532)
          Deferred provision (benefit)                                         (281)         262        (726)
                                                                             ------       ------     -------

          Total income tax (benefit) provision                               $ (926)      $ 103      $(1,258)
                                                                             ======       ======     =======


         Reconciliation of the difference between income tax (benefit) provision and income taxes at the statutory U.S. Federal income tax rate for each of the years ended December 31, is as follows:


                                                                              2000        1999         1998
                                                                              ----        ----         ----
                                                                                     (in thousands)


          Computed "expected" tax provision (benefit)                        $  279     $(1,474)     $  (702)
          Tax credits                                                          (126)       (167)        (248)
          Favorable resolution of tax issue                                    (517)          -            -
          Valuation allowance                                                  (538)      1,720            -
          Tax exempt interest income                                              -         (16)         (24)
          Foreign sales corporation benefit                                       -           -         (206)
          State taxes, net                                                      (59)          -          (97)
          Other, net                                                             35          40           19
                                                                             ------      ------      --------

          Total income tax (benefit) provision                               $ (926)    $   103      $(1,258)
                                                                             ======     =======      ========

       The components of deferred income taxes at December 31 are as follows:


                                                                                   2000              1999
                                                                                -------           -------
                                                                                       (in thousands)

Nondeductible accruals and reserves                                             $   680           $   896
Inventory costs capitalized for income tax purposes                                 125               134
                                                                                -------           -------

     Total current deferred income taxes                                            805             1,030
                                                                                -------           -------

Net operating loss carryforwards                                                  5,172             4,433
Tax credit carryforwards                                                            858               732
Excess of tax over book depreciation                                               (395)             (164)
Other                                                                               102              (174)
                                                                                -------           -------

     Total noncurrent deferred income taxes                                       5,737             4,827

     Less:  valuation allowance                                                  (3,448)           (3,044)
                                                                                -------           -------

     Net noncurrent deferred income taxes                                         2,289             1,783
                                                                                -------           -------

     Total deferred income taxes                                                $ 3,094           $ 2,813
                                                                                =======           =======

         In January 2001, the Company received approximately $3,600,000 from the Internal Revenue Service in connection with the refund of previously paid income taxes and interest thereon. Previously unrecorded tax benefit of approximately $500,000 was reflected at December 31, 2000 as a result.

         At December 31, 2000, the Company has net operating loss carryforwards of $11,535,000 and $17,745,000 for federal and state income tax reporting purposes, respectively. The federal net operating losses expire in the years 2017 through 2020 if not utilized prior to that time. The state net operating losses expire over various years depending on the various state laws. Federal and state net operating losses include $2,933,000 and $3,351,000, respectively, related to the acquisition of Logicraft, Inc. Limitations imposed by Section 382 of the Internal Revenue Code, as amended, impose restrictions on the Company's ability to utilize the net operating loss of Logicraft. These limitations are expected to lapse during 2001. The Company also has federal general business and alternative minimum tax credit carryforwards of approximately $794,000 and $25,000, respectively. The general business credit carryforwards expire in various amounts in the years 2011 through 2020 if not utilized prior to that time. The alternative minimum tax credit may be carried forward indefinitely.

         The Company maintains a valuation allowance as a result of uncertainties associated with full utilization of net operating loss carryforwards. The valuation allowance represents the amount of the deferred tax assets that may not be realized. The Company has not provided a valuation allowance on that portion of the deferred tax assets that are expected to be realized through taxable income from future operations. The December 31, 2000 valuation allowance reflects a net increase of approximately $404,000, comprised of an increase of $942,000 primarily related to future benefits generated by the exercise of stock options, partially offset by a $538,000 reduction of the valuation allowance. The valuation allowance reduces deferred tax assets to an amount that represents the Company's estimate of the amount of deferred tax assets that, more likely than not, will be realized. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance that may be required if circumstances change regarding the realizability of the deferred tax assets of future periods.


(6)      COMMITMENTS AND CONTINGENCIES:

LITIGATION

         The Company is subject to legal claims in the ordinary course of business. Management believes that the Company's liability, if any, with respect to such matters will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

         On March 8, 1999 and April 7, 1999, the Company was named as a defendant in two purported class action lawsuits filed in the United States District Court for the District of Arizona. The two lawsuits contained substantially the same allegations and were brought on behalf of a class of persons who purchased our common stock between April 14, 1998 and March 2, 1999. The complaints alleged claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further alleged that the Company made misrepresentations or omissions concerning its financial statements that artificially inflated the price of the Company's common stock. On November 29, 1999, a motion to dismiss the lawsuit was filed. On January 10, 2000, the Court heard arguments on the motion to dismiss. During September 2000, the Court ruled in the Company's favor and granted the Company's motion to dismiss the lawsuit without prejudice. Plaintiffs filed an amended complaint and the Company filed, and the parties argued, another motion to dismiss. The Company's motion was granted in March 2001, and the case was dismissed with prejudice. Plaintiffs have until mid-April 2001 to appeal the ruling.

         The Securities and Exchange Commission ("SEC") has conducted an investigation relating primarily to accounting matters of the Company. The SEC requested and received documents from the Company and took testimony from certain former employees. During November 2000, the SEC requested and the Company agreed to extend the statute of limitations for their investigation until April 30, 2001. During March 2001, the Company, without admitting or denying the SEC's findings, submitted an offer of settlement to the SEC providing that the Company would cease and desist from committing or causing any future violation of SEC rules. There are no fines or penalties offered as part of this settlement.

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


(7)      EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan (the "ESPP") through which eligible employees may purchase shares of the Company's common stock at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under section 423 of the Internal Revenue Code. The Company has reserved 400,000 shares of stock for issuance under the ESPP. The purchase price per share is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, as defined. During the years ended December 31, 2000, 1999 and 1998, 52,224, 83,778 and 80,189 shares of common stock were purchased at weighted average prices per share of $3.71, $2.15 and $3.73, respectively. At December 31, 2000, 59,097 shares of common stock were available for issuance under the ESPP.

STOCK OPTION PLANS

         The Company currently has six fixed stock option plans of which two are still active: the 1989 Incentive Stock Option Plan ("1989 Incentive Plan"), the 1989 Non-Qualified Stock Option Plan ("1989 Non-Qualified Plan"), the 1995 Long-Term Incentive Plan ("LTIP"), the 1993 Non-Employee Directors Plan ("1993 Directors Plan"), the 1994 Annual Non-Employee Directors Plan ("1994 Annual Plan") and the 1998 Non-employee Directors Stock Option Plan (the "1998 Directors Plan"). The 1989 Incentive Plan permitted the granting of options to employees and the 1989 Non-Qualified Plan permitted the granting of options to employees, directors and consultants to purchase the Company's common stock at not less than the fair market value on the date of grant. Both of these plans were cancelled upon adoption of the LTIP on May 10, 1995, although grants outstanding at the time of cancellation were not affected.

         The LTIP permits the granting of incentive stock options, non-qualified stock options and other stock-based awards to employees, officers and consultants to purchase the Company's common stock. The Company is authorized to grant options to acquire up to 600,000 shares under the LTIP. The period during which options granted under the above plans are exercisable is fixed by the board of directors at the date of grant but is not to exceed ten years. The 1993 Directors Plan permitted a one-time grant of 10,000 options to purchase the Company's common stock and the 1994 Annual Plan permits an annual grant of 5,000 options to purchase the Company's common stock to each non-employee director at not less than the fair market value on the date of grant. Under the two directors' plans, the Company was authorized to grant options to acquire up to 200,000 shares. Vesting of options granted under these two plans is defined by the plan with a term not to exceed five years. Upon adoption of the 1998 Directors Plan, the 1993 Directors Plan and the 1994 Annual Plan were terminated, although grants outstanding at the time of cancellation were not affected.

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

         The second type of option grant is the anniversary option grant under which the non-employee director will be granted an option to purchase 10,000 shares of the Company's common stock upon first being elected or appointed to the board of directors. In addition, on the third anniversary, and each successive third anniversary (if re-elected), each non-employee director will be granted an option to purchase 10,000 shares of the Company's common stock on the third business day following the public release of the Company's annual or quarterly earnings. Twenty-five percent of the anniversary option grant is immediately exercisable and 25% vests over each of the next three years. In the event of a "change in control," as defined in the 1998 Director Plan, all options will become exercisable. The exercise price of the anniversary option grants is equal to the fair market value of the per share price of the Company's common stock on the date of grant.

         A summary of combined stock option activity with respect to the above plans for the years ended December 31 is as follows:

                                                                                               Options Outstanding
                                                                                     ------------------------------------
                                                                                                         Weighted Average
                                                                                         Shares           Exercise Price
                                                                                       ---------         ----------------
 Balance, January 1, 1998                                                               1,906,003           $   6.97
   Granted                                                                                314,350               4.66
   Canceled                                                                              (410,369)              8.66
   Exercised                                                                               (5,667)              5.05
                                                                                       ----------              -----

 Balance, December 31, 1998                                                             1,804,317               6.18
   Granted                                                                                549,856               3.15
   Canceled                                                                              (836,183)              4.97
   Exercised                                                                             (217,774)              6.55
                                                                                       ----------              -----

 Balance, December 31, 1999                                                             1,300,216               5.48
   Granted                                                                                484,600               8.27
   Canceled                                                                              (135,356)              7.94
   Exercised                                                                             (194,418)              4.89
                                                                                       ----------              -----

 Balance, December 31, 2000                                                             1,455,042           $   6.20
                                                                                       ==========              =====


         The following table summarizes information about the stock options outstanding at December 31, 2000:


                                                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                   ---------------------------------------------------    -----------------------------
                                                      Weighted
                                                      Average           Weighted                         Weighted
                  Range of            Options       Remaining            Average          Options         Average
              Exercise Prices       Outstanding     Contractual Life  Exercise Price    Exercisable    Exercise Price
          -------------------------------------------------------------------------------------------------------------
              $ 2.19 - $ 3.25            435,250         8.2               $ 2.72              136,168      $ 2.67
              $ 3.56 - $ 5.00            265,829         6.6               $ 4.42               90,026      $ 4.52
              $ 5.44 - $ 8.00            354,339         7.0               $ 6.67              178,671      $ 6.84
              $ 8.63 - $12.25            371,074         7.9               $ 9.79              149,434      $ 9.84
              $17.75 - $24.25             28,550         4.1               $19.40               28,550      $19.40
          -------------------------------------------------------------------------------------------------------------
              $ 2.19 - $24.25          1,455,042         7.5               $ 6.20              582,849      $ 6.89
          =============================================================================================================

ACCOUNTING FOR STOCK-BASED COMPENSATION

         During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by Accounting Principles Board ("APB)" Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

         The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore no compensation cost has been recognized in the accompanying financial statements for stock-based compensation plans.

         If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's pro forma net income (loss) and income (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been reported as indicated below:


                                                                 2000             1999             1998
                                                              ---------        ---------        ---------
                                                                 (in thousands, except per share amounts)

Net income (loss):
  As reported                                                 $   1,747        $  (4,438)       $    (908)
  Pro forma                                                        (203)          (4,971)          (2,036)
Diluted net income (loss) per
 common and equivalent share:
  As reported                                                 $    0.20        $   (0.55)       $   (0.11)
  Pro forma                                                       (0.02)           (0.62)           (0.25)


          The fair value of options granted under the Company's fixed stock option plans were $5.94, $2.06 and $3.07 for 2000, 1999 and 1998, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted averaged assumptions:



                                                                     2000          1999          1998
                                                                    ------        ------        ------
Expected volatility                                                   86.7%         79.0%         77.0%
Expected lives in years                                                  5             5             5
Dividend yield                                                           0%            0%            0%
Risk-free interest rate                                                6.3%          5.1%          5.5%


          The fair value of purchase rights granted under the ESPP were $3.42, $0.90 and $1.58 for 2000, 1999, and 1998, respectively, and were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                                     2000          1999          1998
                                                                    ------        ------        ------
Expected volatility                                                   86.7%         79.0%         77.0%
Expected lives in years                                                  1             1             1
Dividend yield                                                           0%            0%            0%
Risk-free interest rate                                                6.0%          4.8%          5.3%


         The pro forma effect of applying SFAS 123 for the years ended December 31, 2000, 1999 and 1998 is not likely to be representative of the effects on reported net income and earning per share for future years, because options vest over several years and additional awards are made each year.

401(k) PLAN

         The Company has a contributory retirement and profit-sharing plan (the "401(k) Plan") covering eligible employees meeting certain requirements. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code and allows employees to contribute up to 15% of their compensation, subject to maximum annual statutory limitations. The Company may make discretionary matching contributions equal to a percentage of an employee's compensation contributed to the 401(k) Plan for the year, or in a fixed dollar amount, as determined each year by the board of directors. The Company's contribution to the 401(k) Plan was approximately $105,000, $102,000 and $116,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

STOCK REPURCHASE

          On April 14, 1998, the Company's board of directors authorized the repurchase of up to 800,000 shares of its common stock, or approximately 10% of all shares issued as of that date, for issuance under the Company's stock option and purchase plans. The Company repurchased 233,213 shares at an average per share price of $5.24. During the third quarter of 1998, the board of directors discontinued the repurchase of the Company's common stock.

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

         The NAS business segment consists of a family of server appliances and server products. Server appliances are network infrastructure devices designed to facilitate the exchange of information over a computing network. The Company's server appliances use Linux as an open source operating system and encompass hard disk storage devices, as well as, optical (CD-ROM and DVD-ROM) storage devices. NAS products are designed to enable organizations to easily develop, store, manage and access information and knowledge bases. The NAS reportable business segment includes the Company's H+H subsidiary that develops and sells VirtualCD, a software product, and CD-ROM networking systems and service maintenance contracts in Germany.

         The accounting policies of the business segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. Information related to the operations of the Company in different business segments is set forth below.

         Prior to 2000, the Company did not measure assets or operating expenses separately for the NTM and NAS business segments. Beginning in 2000, the Company began measuring operating expenses separately for the NTM and NAS business segments. The Company does not currently measure assets separately for the business segments. Accordingly, segment information for the year ended December 31, 2000 includes operating expenses for the NTM and NAS business segments.

                                                             NTM               NAS              TOTAL
                                                           --------          --------         --------
                                                                           (in thousands)
 YEAR ENDED DECEMBER 31, 2000
   Net revenue                                             $ 34,086            $ 10,553        $ 44,639
   Gross profit                                              19,249               6,277          25,526
   Operating expenses                                        16,118               9,897          26,015
   Segment profit (loss) from operations                      3,131              (3,620)           (489)
   Unallocated amounts:
     Net other income                                                                             1,310
     Income before taxes                                                                            821
     Assets                                                                                      36,107

 YEAR ENDED DECEMBER 31, 1999
   Net revenue                                             $ 29,391  (1)       $ 13,368        $ 42,759
   Gross profit                                              16,148  (2)          6,591          22,739
   Unallocated amounts:
     Operating expenses                                                                          27,172
     Net other income                                                                               215
     Loss before taxes                                                                           (4,218)
     Assets                                                                                      34,056

 YEAR ENDED DECEMBER 31, 1998
   Net revenue                                             $ 26,796            $ 14,854        $ 41,650
   Gross profit                                              14,503               9,244          23,747
   Unallocated amounts:
     Operating expenses                                                                          26,237
     Net other income                                                                               324
     Loss before taxes                                                                           (2,166)
     Assets                                                                                      39,350



(1) Includes $3,629,000 of revenue from the NAS enterprise systems market which was exited during 1999.

(2) Includes $803,000 write-down of discontinued product inventories recorded in connection with the Company's exit from the NAS enterprise systems market.

         Net revenues to unaffiliated customers by principal geographic area is set forth below for each of the years ended December 31:

                                                       2000           1999            1998
                                                    --------        -------          ------
                                                                (in thousands)
North America                                        $25,387        $25,981 (1)      $28,294 (1)
International                                         19,252         16,778           13,356
                                                    --------        -------          -------

Net revenues                                         $44,639        $42,759          $41,650
                                                    ========        =======          =======

(1) Includes $3,629,000 and $6,003,000 of NAS Enterprise Systems revenue in the years ended December 31, 1999 and 1998, respectively.



(10)     SUPPLEMENTAL FINANCIAL INFORMATION:

         A summary of additions and deductions related to the allowances for accounts receivable and inventory is set forth below for each of the years ended December 31:


                                                  Beginning of                                   End of
                                                      Year       Additions      Deductions        Year
                                                  ------------   ---------      ----------       ------
ALLOWANCES FOR DOUBTFUL ACCOUNTS:
    Year ended December 31, 2000                     $  171        $  470        $  (123)        $  518
                                                     ======        ======        =======         ======
    Year ended December 31, 1999                     $  637        $  461        $  (927)        $  171
                                                     ======        ======        =======         ======
    Year ended December 31, 1998                     $  892        $  401        $  (656)        $  637
                                                     ======        ======        =======         ======

ALLOWANCES FOR SALES RETURNS:
    Year ended December 31, 2000                     $  422        $1,842        $(1,877)        $  387
                                                     ======        ======        =======         ======
    Year ended December 31, 1999                     $1,392        $2,029        $(2,999)        $  422
                                                     ======        ======        =======         ======
    Year ended December 31, 1998                     $1,073        $5,375        $(5,056)        $1,392
                                                     ======        ======        =======         ======

ALLOWANCES FOR EXCESS AND OBSOLETE INVENTORY:
    Year ended December 31, 2000                     $  702        $  224        $  (779)        $  147
                                                     ======        ======        =======         ======
    Year ended December 31, 1999                     $  674        $1,299        $(1,271)        $  702
                                                     ======        ======        =======         ======
    Year ended December 31, 1998                     $  694        $  672        $  (692)        $  674
                                                     ======        ======        =======         ======

(11)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         Selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 is as follows:



                                                                        2000 Quarters
                                         ----------------------------------------------------------------------
                                          First         Second          Third          Fourth         Total
                                         ------        --------        --------      ---------      ----------
                                                      (in thousands, except per share amounts)

Net revenue                              $11,601        $11,021        $ 10,493         $11,524       $44,639
Cost of revenue                            4,945          4,723           4,517           4,928        19,113
Gross profit                               6,656          6,298           5,976           6,596        25,526
Total operating expenses                   6,336          6,198           6,481           7,000        26,015
Net income (loss)                            434            574            (236)            975   (1)   1,747
EPS - Diluted                             $ 0.05        $  0.06        $  (0.03)        $  0.11       $  0.20

(1) Includes income tax benefit of $0.9 million primarily related to favorable resolution of tax issues and adjustments of valuation allowance.


                                                                      1999 Quarters
                                         ----------------------------------------------------------------------
                                          First         Second          Third          Fourth         Total
                                         ------        --------        --------      ---------      ----------
                                                      (in thousands, except per share amounts)

 Net revenue                             $ 9,001        $ 9,595        $11,297       $12,866        $42,759
 Cost of revenue                           3,951          5,442          5,146         5,481         20,020
 Gross profit                              5,050          4,153          6,151         7,385         22,739
 Total operating expenses                  6,804          7,792          5,701         6,875         27,172
 Net income (loss)                        (1,502)        (3,945)           523           486         (4,438)
 EPS - Diluted                           $ (0.19)       $ (0.49)       $  0.06      $   0.06        $ (0.55)


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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning continuing directors, nominees and executive officers of the Company is set forth under the caption "Information Concerning Directors, Nominees and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to its 2001 Annual Meeting of Stockholders to be held May 31, 2001, which is incorporated by reference into this Form 10-K Report.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    FINANCIAL STATEMENTS AND SCHEDULE.

          (i)  Financial Statements

                                                                                             Page
                                                                                            -------
               (1) Independent Auditors' Report                                             Page 30
               (2) Consolidated Financial Statements:
                    -    Balance Sheets - December 31, 2000 and 1999                        Page 31
                    -    Statements of Operations - For the Years Ended December 31,
                         2000, 1999 and 1998                                                Page 32
                    -    Statements of  Changes in Stockholders' Equity - For the Years
                         Ended December 31, 2000, 1999 and 1998                             Page 33
                    -    Statements of Cash Flows - For the Years Ended
                         December 31, 2000, 1999 and 1998                                   Page 34
                    -    Notes to Consolidated Financial Statements - December 31,
                         2000, 1999 and 1998                                                Page 35


          (ii)  Financial Statement Schedules                                               Page 48

          (iii) See Item 14(c) below



         Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)      REPORTS OF FORM 8-K.

         None.

(c)      EXHIBITS.
         --------

Exhibit                                                                                Page or
Number           Description                                                           Method of Filing
-------          -----------                                                           ----------------
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

10.4             Employee Stock Purchase Plan                                          Incorporated by reference to
                                                                                       Exhibit 10.9 of Amendment No.
                                                                                       1 to Form S-1 #33-52264

10.5             401(k) Retirement Savings Plan                                        Incorporated by reference to
                                                                                       Exhibit 10.12 to Form S-1
                                                                                       #33-52264

10.6             Non-Employee Directors Stock Option Plan                              Incorporated by reference to
                                                                                       Exhibit 4 to Form S-8 #33-79070

10.7             Annual Non-Employee Directors Stock Option Plan                       Incorporated by reference to
                                                                                       Exhibit 4 to Form S-8 #33-79070

10.8             Form of Indemnity agreement between directors and certain former      Incorporated by reference to
                 officers of the Company and the Company                               Exhibit 10.18 to Form S-1
                                                                                       #33-52264

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

10.14            1998 Director Compensation Plan                                       Incorporated by reference
                                                                                       to Appendix A of the
                                                                                       Company's 1998 Proxy Statement

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

24.1             Power of Attorney of Kent C. Mueller
24.2             Power of Attorney of Roger B. Hackett
24.3             Power of Attorney of Dianne C. Walker
24.4             Power of Attorney of William C. Turner


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

   Name and Signature                                         Title                                      Date
   ------------------                                         -----                                      ----

-------------------------------
Kent C. Mueller*                         Chairman of the Board                                       March 30, 2001


/s/  Vincent C. Hren
-------------------------------
Vincent C. Hren                          President and Chief Executive Officer                       March 30, 2001


/s/  William R. Crowell                  Vice President, Chief Financial Officer, Secretary and
-------------------------------          Treasurer (Principal Financial and Accounting Officer)      March 30, 2001
William R. Crowell


-------------------------------
Roger B. Hackett*                        Director                                                    March 30, 2001



-------------------------------
William C. Turner*                       Director                                                    March 30, 2001



-------------------------------
Dianne C. Walker*                        Director                                                    March 30, 2001


*By /s/  Vincent C. Hren
-------------------------------
    Vincent C. Hren
    Attorney-in-Fact                                                                                 March 30, 2001

                                EXHIBIT INDEX

Exhibit                                                                                Page or
Number           Description                                                           Method of Filing
-------          -----------                                                           ----------------
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

10.4             Employee Stock Purchase Plan                                          Incorporated by reference to
                                                                                       Exhibit 10.9 of Amendment No.
                                                                                       1 to Form S-1 #33-52264

10.5             401(k) Retirement Savings Plan                                        Incorporated by reference to
                                                                                       Exhibit 10.12 to Form S-1
                                                                                       #33-52264

10.6             Non-Employee Directors Stock Option Plan                              Incorporated by reference to
                                                                                       Exhibit 4 to Form S-8 #33-79070

10.7             Annual Non-Employee Directors Stock Option Plan                       Incorporated by reference to
                                                                                       Exhibit 4 to Form S-8 #33-79070

10.8             Form of Indemnity agreement between directors and certain former      Incorporated by reference to
                 officers of the Company and the Company                               Exhibit 10.18 to Form S-1
                                                                                       #33-52264

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

10.14            1998 Director Compensation Plan                                       Incorporated by reference
                                                                                       to Appendix A of the
                                                                                       Company's 1998 Proxy Statement

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

24.1             Power of Attorney of Kent C. Mueller
24.2             Power of Attorney of Roger B. Hackett
24.3             Power of Attorney of Dianne C. Walker
24.4             Power of Attorney of William C. Turner
