Form 10-Q
period 2001-03-31
MICROTEST INC
filed 2001-05-11
CIK 891920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20666

                                   MICROTEST, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0485884

(State or other jurisdiction of	(IRS employer identification number)

incorporation)

4747 North 22nd Street
Phoenix, Arizona 85016
                                   (602) 952-6400
(Address, including zip code, and telephone number,
including area code, of registrant’s
principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes   x   No

      At May 10, 2001 there were 8,576,540 shares of common stock outstanding, exclusive of treasury shares held by the Registrant.

MICROTEST, INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets- March 31, 2001 (unaudited) and December 31, 2000	3

Consolidated Statements of Operations- (unaudited) Three Months Ended March 31, 2001 and April 1, 2000	4

Consolidated Statements of Cash Flows- (unaudited) Three Months Ended March 31, 2001 and April 1, 2000	5

Notes to Consolidated Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURE	15

MICROTEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2001	2000

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$17,964	$14,479

Accounts receivable, net of allowances for doubtful accounts of $340 and $518, and sales returns of $505 and $387, respectively	7,766	7,977

Inventories, net	2,795	3,372

Prepaid expenses and other current assets	927	963

Income taxes receivable	12	3,533

Deferred income taxes	945	805

Total current assets	30,409	31,129

PROPERTY AND EQUIPMENT, NET	1,763	1,764

OTHER ASSETS:

Capitalized software, net of accumulated amortization of $2,375 and $2,224, respectively	395	546

Deferred income taxes	2,149	2,289

Other	366	379

Total other assets	2,910	3,214

	$35,082	$36,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,304	$2,366

Accrued liabilities	1,903	1,771

Accrued payroll and benefits	1,155	1,618

Total current liabilities	5,362	5,755

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.001 par value, 15,000,000 shares authorized; 8,809,753 shares and 8,801,799 shares issued, respectively	9	9

Additional paid-in capital	35,687	35,666

Foreign currency translation loss	(17)	—

Accumulated deficit	(4,741)	(4,105)

	30,938	31,570

Less: treasury stock, at cost, 233,213 shares	(1,218)	(1,218)

Total stockholders' equity	29,720	30,352

	$35,082	$36,107

The accompanying notes are an integral part of these consolidated balance sheets.

MICROTEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three months ended,

	March 31,	April 1,
	2001	2000

NET REVENUE	$9,597	$11,601

COST OF REVENUE	4,284	4,945

Gross profit	5,313	6,656

OPERATING EXPENSES

Sales and marketing	3,156	2,975

Research and development	2,144	1,993

General and administrative	893	1,368

Total operating expenses	6,193	6,336

INCOME (LOSS) FROM OPERATIONS	(880)	320

OTHER INCOME, NET	244	134

INCOME (LOSS) BEFORE INCOME TAXES	(636)	454

INCOME TAX PROVISION	—	(20)

NET INCOME (LOSS)	$(636)	$434

BASIC EARNINGS (LOSS) PER SHARE	$(0.07)	$0.05

Weighted average common shares outstanding - basic	8,575	8,383

DILUTED EARNINGS (LOSS) PER SHARE	$(0.07)	$0.05

Weighted average common equivalent shares outstanding - diluted	8,575	9,133

The accompanying notes are an integral part of these consolidated financial statements.

MICROTEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended

	March 31,	April 1,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(636)	$434

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Foreign currency translation loss	(17)	—

Depreciation and amortization	432	377

Change in accounts receivable allowances	(60)	91

(Increase) decrease in accounts receivable	271	(807)

Decrease in income taxes receivable	3,521	579

Decrease in inventories	577	394

Decrease in prepaid expenses and other assets	49	282

Decrease in accounts payable	(62)	(613)

Increase (decrease) in accrued liabilities	132	(109)

Increase (decrease) in accrued payroll and employee benefits	(463)	100

Net cash provided by operating activities	3,744	728

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(280)	(25)

Net cash used in investing activities	(280)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	21	585

Net cash provided by financing activities	21	585

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,485	1,288

CASH AND CASH EQUIVALENTS, beginning of period	14,479	10,431

CASH AND CASH EQUIVALENTS, end of period	$17,964	$11,719

The accompanying notes are an integral part of these consolidated financial statements.

MICROTEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

      The accompanying consolidated financial statements include the accounts of Microtest, Inc. and its wholly owned subsidiaries (“Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations and consolidated financial position for the interim periods presented. Certain information and footnote disclosures normally included in full year financial statements have been condensed or omitted pursuant to interim reporting rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2000 Annual Report to shareholders and report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for a full fiscal year.

      For interim reporting purposes, the Company ends its quarters on the Saturday closest to the calendar quarter end with the fourth quarter ending on December 31.

(2) INVENTORIES:

      Inventories consist of the following (in thousands):

	March 31,	December 31,
	2001	2000

	(unaudited)

Raw materials	$906	$1,286

Work-in-progress	12	18

Finished goods	2,026	2,215

	2,944	3,519

Less: Allowance for excess and obsolete inventory	(149)	(147)

	$2,795	$3,372

(3) EARNINGS (LOSS) PER SHARE:

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended

	March 31,	April 1,
	2001	2000

	(unaudited)

Net income (loss)	$(636)	$434

Weighted average common shares outstanding	8,575	8,383

Effect of stock options	—	750

Weighted average common equivalent shares outstanding	8,575	9,133

Basic net income (loss) per share	$(0.07)	$0.05

Diluted net income (loss) per share	$(0.07)	$0.05

(4) SEGMENTS:

      The Company is organized into two reportable business segments: Network Test and Measurement (“NTM”) and Network Appliances and Storage (“NAS”).

      The NTM business segment includes hand-held network test and diagnostic tools used in the installation and operation of premise and campus local area networks (“LANs”). The NTM segment includes devices for certifying the installation of fiber optic and copper networks as well as troubleshooting active operational LANs.

      The NAS business segment consists of a family of server appliances and storage products. Server appliances are network infrastructure devices designed to facilitate the exchange of information over a computing network. The Company’s server appliances use Linux as an open source operating system and encompass hard disk storage devices, as well as, optical (CD-ROM and DVD-ROM) storage devices. NAS products are designed to enable organizations to develop, store, manage and access information and knowledge bases with ease. The NAS reportable business segment includes the Company’s H+H subsidiary that develops and sells several software products, CD-ROM networking systems and service maintenance contracts in Europe.

      The Company does not measure assets separately for the NTM and NAS business segments.

      The accounting policies of the business segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. Information related to the operations of the Company in different business segments for the three months ended March 31, 2001 and April 1, 2000, respectively, is set forth below (in thousands).

	NTM	NAS	TOTAL

Three Months Ended March 31, 2001 (unaudited)

Net revenue	$7,579	$2,018	$9,597

Gross profit	4,267	1,046	5,313

Operating expenses	3,716	2,477	6,193

Segment profit (loss) from operations	551	(1,431)	(880)

Unallocated amounts:

Net other income			244

Loss before taxes			(636)

Assets			35,082

Three Months Ended April 1, 2000 (unaudited)

Net revenue	$8,794	$2,807	$11,601

Gross profit	4,788	1,868	6,656

Operating expenses	4,000	2,336	6,336

Segment profit (loss) from operations	788	(468)	320

Unallocated amounts:

Net other income			134

Loss before taxes			454

Assets			34,456

      Net revenues to unaffiliated customers by geographic area for the three months ended March 31, 2001 and April 1, 2000, respectively, were as follows (in thousands):

	Three Months Ended

	March 31,	April 1,
	2001	2000

	(unaudited)
North America	$4,840	$6,133

International	4,757	5,468

Net revenue	$9,597	$11,601

(5) MAJOR CUSTOMERS:

      Graybar Electric Company, Inc. accounted for 10% of total net revenues for the three months ended April 1, 2000.

(6) COMMITMENTS AND CONTINGENCIES:

Litigation

      The Company is subject to legal claims in the ordinary course of business. Management believes that the Company’s liability, if any, with respect to such matters will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

      On March 8, 1999 and April 7, 1999, the Company was named as a defendant in two purported class action lawsuits filed in the United States District Court for the District of Arizona. The two lawsuits contained substantially the same allegations and were brought on behalf of a class of persons who purchased our common stock between April 14, 1998 and March 2, 1999. The complaints alleged claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further alleged that the Company made misrepresentations or omissions concerning its financial statements that artificially inflated the price of the Company’s common stock. On November 29, 1999, a motion to dismiss the lawsuit was filed. On January 10, 2000, the Court heard arguments on the motion to dismiss. During September 2000, the Court ruled in the Company’s favor and granted the Company’s motion to dismiss the lawsuit without prejudice. Plaintiffs filed an amended complaint and the Company filed, and the parties argued, another motion to dismiss. The Company’s motion was granted in March 2001, and the case was dismissed with prejudice.

      The Securities and Exchange Commission (“SEC”) has conducted an investigation relating primarily to historical accounting matters of the Company. The SEC requested and received documents from the Company and took testimony from certain former employees. During April 2001, the SEC requested and the Company agreed to extend the statute of limitations for their investigation until July 2001. The Company, without admitting or denying the SEC’s findings has submitted an offer of settlement to the SEC providing that the Company would cease and desist from committing or causing any future violation of SEC rules. There are no fines or penalties offered as part of this settlement.

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

(7) NEW ACCOUNTING PRONOUNCEMENTS:

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company because the Company does not currently have a derivative instrument or engage in hedging activities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

      Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to our products or services, as well as assumptions relating to the foregoing.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99, which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 2000.

      All references to “we,” “our,” “us,” the “Company,” or “Microtest” refer to Microtest, Inc. and its subsidiaries.

Results of Operations

      Revenue. Net revenue for the three months ended March 31, 2001 was $9.6 million, representing a 17% decrease from net revenue of $11.6 million for the corresponding period last year. Revenue decreased primarily due to the overall slowdown in the domestic economy, which decreased demand for our products during the 2001 first quarter.

      Our products are distributed in both North American and international markets. North American net revenue was $4.8 million and $6.1 million, representing approximately 50% and 53% of total net revenue, for the three months ended March 31, 2001 and April 1, 2000, respectively. The 21% decrease in North American revenue was primarily the result of lower sales of NTM and NAS products due to reduced demand associated with slower domestic economic conditions.

      International net revenue was $4.8 million and $5.5 million, representing 50% and 47% of total net revenue for the three months ended March 31, 2001 and April 1, 2000, respectively. The 13% decrease in international sales in the first quarter of 2001 from the first quarter of 2000 was primarily due to decreased sales of our Virtual CD software product in our international markets.

      Gross Profit. Gross profit was $5.3 million, or 55.4% of net revenue, and $6.7 million, or 57.4% of net revenue for the three months ended March 31, 2001 and April 1, 2000, respectively. The decrease in gross margin percentage was primarily attributable to lower sales of higher margin NAS software products (such as Virtual CD) in 2001. This decrease in gross profit was partially offset by higher margins in the NTM division due to changes in product mix. Gross margins may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

      Sales and Marketing. Sales and marketing expenses were $3.2 million, or 33% of net revenue, and $3.0 million, or 26% of net revenue, for the three months ended March 31, 2001 and April 1, 2000, respectively. The increase in sales and marketing expenses as a percentage of net revenue for the three months ended March 31, 2001, compared to the corresponding period in 2000, is due to increased marketing expenditures in the NAS segment for our products introduced during 2000 as well as a decrease in net revenue.

      Research and Development. Research and development expenses were $2.1 million, or 22% of net revenue, and $2.0 million, or 17% of net revenue, for the three months ended March 31, 2001 and April 1, 2000, respectively. Research and development expenses increased for the three months ended March 31, 2001, compared to the corresponding period in 2000, primarily due to increased foreign language translation expenses for certain of our NTM products during the 2001 first quarter.

      General and Administrative. General and administrative expenses were $0.9 million, or 9% of net revenue, and $1.4 million, or 12% of net revenue, for the three months ended March 31, 2001 and April 1, 2000, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2001, compared to the corresponding period in 2000, was primarily due to a decrease in headcount, reduced professional fees, and reduced provision for doubtful accounts resulting from improved collection of outstanding receivable balances.

      Other Income, net. Other income, net was $0.2 million and $0.1 million for the three months ended March 31, 2001 and April 1, 2000, respectively. The increase is primarily due to interest income earned on the higher average cash balance in the 2001 first quarter.

Liquidity and Capital Resources

      We held cash and cash equivalents of $18.0 million at March 31, 2001 compared to $14.5 million at December 31, 2000. Working capital was $25.0 million at March 31, 2001 compared to $25.4 million at December 31, 2000. During the three months ended March 31, 2001, cash flows provided by operations were $3.7 million, resulting primarily from noncash depreciation and amortization of $0.4 million, decreases in inventory of $0.6 million, collection of income tax receivables of $3.5 million, and decreases in net receivables and other assets of $0.2 million, offset by a net loss of $0.6 million and decreases in accounts payable and accrued liabilities of $0.4 million. Cash flows used in investing activities were $0.3 million for the three months ended March 31, 2001, primarily for capital expenditures and leasehold improvements. Cash flows provided by financing activities were not significant for the three months ended March 31, 2001.

      Historically, we have financed our cash requirements principally through cash flows from operating activities, the sale of common stock through our initial public offering in October 1992 and the exercise of stock options. We have no long-term debt and expect that our existing working capital, together with cash flows from operations, will be sufficient to meet our operating and capital needs for the next twelve months.

New Accounting Pronouncements

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the

Company because the Company does not currently have a derivative instrument or engage in hedging activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes in interest rates and foreign currency rates. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio.

      Our revenue and capital spending is primarily transacted in U.S. dollars. However, we do at times enter into transactions in other currencies. No hedging transactions were entered into during the three months ended March 31, 2001. We will establish revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates if transactions in foreign currencies become more significant. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility. We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage.

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

      We, Richard G. Meise, former Chief Executive Officer, Charles Mihaylo, former Chief Operating Officer and John O’Block, former Chief Financial Officer, have been named as defendants in two purported class action lawsuits: Great Neck Capital Appreciation Investment Partnership, L.P., et. al. v. Microtest, Inc., et. al., CIV 99-0438 PHX EHC filed on March 8, 1999, in United States District Court for the District of Arizona and Banks v. Microtest, Inc., et. al., CIV 99-672 PHX EHC filed on April 7, 1999 in United States District Court for the District of Arizona. The two lawsuits contained substantially the same allegations and were brought on behalf of a class of persons who purchased our common stock between April 14, 1998 and March 2, 1999. The complaints alleged claims under Section 10(b) and SEC Rule 10b-5 of the Securities and Exchange Act of 1934. The claims further alleged that we made misrepresentations or omissions concerning our financial statements and public disclosures that artificially inflated the price of our common stock. The plaintiffs sought an unspecified amount of actual damages, attorney’s fees and costs. On November 29, 1999, a motion to dismiss the lawsuit was filed. On January 10, 2000, the Court heard arguments on the motion to dismiss. During September 2000, the Court ruled in our favor and granted our motion to dismiss the lawsuit without prejudice. Plaintiffs filed an amended complaint and we filed, and the parties argued, another motion to dismiss. Our motion was granted in March 2001, and the case was dismissed with prejudice.

      The Securities and Exchange Commission (“SEC”) has conducted an investigation relating primarily to historical accounting matters. They requested and received documents from us and have taken testimony from certain former employees. During April 2001, the SEC requested and the Company agreed to extend the statute of limitations for their investigation until July 2001. We have submitted, without admitting or denying the SEC’s findings, an offer of settlement to the SEC providing that we would cease and desist from committing or causing any future violation of SEC rules. There are no fines or penalties offered as part of this settlement.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

Exhibit		Page or
Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company, dated May 19, 1992	Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement #147;33-52264

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the period ending December 31, 2000

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Filed herewith Compliance Statement for Forward-Looking Statements	Filed herewith

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MICROTEST, INC.

May 11, 2001	/s/ Vincent C. Hren

Vincent C. Hren

President and Chief Executive Officer

May 11, 2001	/s/ William R. Crowell

William R. Crowell

Vice President, Secretary and Chief

Financial Officer

(Principal Financial and Accounting Officer)